Form 10-K
period 1993-12-31
ML VENTURE PARTNERS II LP
filed 1994-03-30
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                  to
                             Commission file number 0-14217


                         ML VENTURE PARTNERS II, L.P.
            (Exact name of registrant as specified in its charter)


Delaware                                  13-3324232
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


World Financial Center, North Tower
New York, New York                        10281-1327
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:  (212) 449-1000


Securities registered pursuant to Section 12(b) of the Act:


       Title of each class      Name of each exchange on which registered
           None                            None


Securities registered pursuant to Section 12(g) of the Act:


                     Units of Limited Partnership Interest
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 18, 1994, 119,966 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated February 10, 1987, as supplemented by a supplement thereto dated April 21, 1987, are incorporated by reference in Part I and Part II hereof.

Portions of the definitive proxy statement relating to the 1994 Annual Meeting of Limited Partners of the Registrant are incorporated by reference in Part III hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1993 filed with the Securities and Exchange Commission on May 14, 1993 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1993 filed with the Securities and Exchange Commission on August 13, 1993 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1993 filed with the Securities and Exchange Commission on November 15, 1993 are incorporated by reference in Part I hereof.

                                    PART I


Item 1.   Business.

Formation

ML Venture Partners II, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on February 4, 1986. The General Partners of the Partnership consist of four individuals (the "Individual General Partners") and MLVPII Co., L.P. (the "Managing General Partner"), a New York limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"). DLJ Capital Management Corporation (the "Sub-Manager"), an affiliate of Donaldson, Lufkin and Jenrette, Inc., is the sub-manager pursuant to a sub-management agreement, dated May 23, 1991, among the Partnership, the Managing General Partner, the Management Company and the Sub-Manager.

The Partnership operates as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

Through MLPF&S, the Partnership publicly offered 120,000 Units at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-3220) which was declared effective on February 10, 1987. The Partnership held its initial and final closings on March 31, 1987 and June 10, 1987, respectively. A total of 120,000 Units were accepted at such closings and the additional limited partners (the "Limited Partners") were admitted to the Partnership.

The information set forth under the captions "Risk and Other Important Factors" (pages 8 through 11), "Investment Objective and Policies" (pages 14 through 16), "Venture Capital Operations" (pages 17 through 20) and "Portfolio Valuation" (pages 27 and 28) in the prospectus of the Partnership dated February 10, 1987, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a supplement thereto dated April 21, 1987 and filed pursuant to Rule 424(c) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

The Venture Capital Investments

During the year ended December 31, 1993, the Partnership invested $8 million in its portfolio of investments: $3.6 million in two new portfolio companies and $4.4 million in six existing portfolio companies. At December 31, 1993, the Partnership had invested $110.7 million in 58 portfolio investments. In addition, subsequent to year-end, the Partnership had an outstanding investment commitment totaling $1.1 million (see Note 6 of Notes to Financial Statements). At December 31, 1993, the Partnership's investment portfolio consisted of 32 active investments with a cost of $55.1 million and a fair value of $107 million. From its inception through December 31, 1993, the Partnership has fully or partially liquidated investments with an aggregate cost basis of $55.6 million for a total return of $46.6 million. The Partnership's cumulative net realized loss from the liquidation of these investments is $9 million at December 31, 1993. Additionally, from December 31, 1993 to February 18, 1994, the Partnership sold, or partially sold, investments for $13.9 million, realizing a gain of $12.8 million.

Venture capital investments made in 1993 are as follows:

The descriptions of the Partnership's follow-on investments in Corporate Express, Inc., Diatech, Inc. and HCTC Investment, L.P. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1993 are incorporated herein by reference.

The descriptions of the Partnership's investments in Inference Corporation and OccuSystems, Inc. and the Partnership's follow-on investments Corporate Express, Inc., HCTC Investment, L.P. and Diatech, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1993 are incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Trancel Corporation, Neocrin Corporation (formerly Trancel) and HCTC Investment, L.P. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference.

On August 12, 1993, the Partnership converted promissory notes from Diatech, Inc. with an aggregate face value of $494,000 and accrued interest totaling $26,015 into 208,006 preferred shares of the company at $2.50 per share.

On October 6, 1993, the Partnership paid $6,957 to MLMS Cancer Research, Inc. in connection with a call on a non-interest bearing promissory note payable on demand to the company. The payment increased the cost basis of the Partnership's common stock investment in the company from $40,000 to $46,957 and reduced the outstanding obligation under the promissory note from $400,000 to $393,043.

Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has frequently been a co-investor with other professional venture capital groups and these relationships generally have expanded the Partnership's access to investment opportunities.

Employees

The Partnership has no employees. The Partnership Agreement provides that the Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments. The Sub-Manager, subject to the supervision of the Management Company and Individual General Partners, provides management services in connection with the Partnership's venture capital investments and investments of the Partnership in unaffiliated venture capital funds.

Item 2.   Properties.

The Partnership does not own or lease physical properties.

Item 3.   Legal Proceedings.

The Partnership has been named as a defendant in an action relating to its ownership of securities of In-Store Advertising, Inc. ("In-Store Advertising"). On or about July 16, 1993, a Second Amended Consolidated Class Action Complaint (the "Amended Complaint") was filed in the United States District Court for the Southern District of New York in the In Re In-Store Advertising Securities Litigation. The action is a purported class action suit wherein the plaintiffs (the "Plaintiffs") are persons who allegedly purchased shares of In-Store Advertising common stock in the July 19, 1990 initial public offering (the "Offering") and through November 8, 1990. The defendants named in the Amended Complaint include present and former individual officers and directors of In-Store Advertising, the underwriters involved in the Offering, KPMG Peat Marwick (In-Store Advertising's auditors) and certain other defendants, including the Partnership, who owned In-Store Advertising securities prior to the Offering (the "Venture Capital Defendants"). Prior to the filing of the Amended Complaint, In-Store Advertising filed a "prepackaged" plan in U.S. Bankruptcy Court pursuant to Chapter XI of the U.S. Bankruptcy Code.

The Amended Complaint alleges violations under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended (the "1933 Act"), Section 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act") and Rule 10b-5 promulgated thereunder, and common law claims of negligent misrepresentation, fraud and deceit in connection with the sale of securities. The Plaintiffs seek rescission of the purchases of In-Store Advertising's common stock to the extent the members of the alleged classes still hold their shares, together with damages and certain costs and expenses.

The Amended Complaint alleges that the Venture Capital Defendants are liable under Section 10(b) of the 1934 Act and Rule 10b-5, and are also liable as controlling persons of In-Store Advertising within the meaning of
Section 15 of the 1933 Act and Section 20(a) of the 1934 Act. The Venture Capital Defendants are also being sued as alleged knowing and substantial aiders and abettors of the other defendants' wrongful conduct and under common law fraud and negligence theories. An individual director of In-Store Advertising, named as a defendant in the action, was a Vice President of Merrill Lynch Venture Capital Inc., the General Partner of the Managing General Partner of the Partnership. The Partnership believes that it has meritorious defenses to the allegations in the Amended Complaint (see Note 8 of Notes to Financial Statements).

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders. The 1994 Annual Meeting of the limited partners of the Partnership is scheduled to be held on May 3, 1994.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of March 18, 1994. The approximate number of holders of Units as of March 18, 1994 is 13,700. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

Effective November 9, 1992, the Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service will assist Merrill Lynch clients wishing to buy or sell Registrant Units. The LPSTD has replaced the Merrill Lynch Investor Service, a service which was designed to match interested buyers and sellers of partnership interests, but which had been suspended since September 1991 for transactions involving the Registrant's Units.

On May 26, 1993, the Partnership made a cash distribution to Limited Partners of record on March 31, 1993 totaling $15.6 million, or $130 per Unit. On April 30, 1992, the Partnership made a cash distribution to Limited Partners of record on March 31, 1992 totaling $9 million, or $75 per Unit. On April 26, 1991, the Partnership made a cash distribution to Limited Partners of record on March 31, 1991 totaling $6 million, or $50 per Unit. These distributions primarily resulted from proceeds received by the Partnership from the sale of certain portfolio investments. Cumulative cash distributions paid to Limited Partners from inception through December 31, 1993 total $42.6 million, or $355 per $1,000 Unit.

On March 2, 1994, the General Partners approved a cash distribution to Limited Partners totaling $16.2 million, or $135 per Unit. The distribution will be paid in May 1994 to Limited Partners of record on March 31, 1994 and will bring cumulative cash distributions paid to Limited Partners to $58.8 million, or $490 per $1,000 Unit.

Item 6.   Selected Financial Data.

($ In Thousands, Except Per Unit Information)

                                           Fiscal Years Ended December 31,
                                1993      1992      1991      1990      1989

Net Realized Gain (Loss)
on Investments              $ 10,605 $ (5,677)   $ 1,968$ (15,142)   $ 2,931

Net Change in Unrealized
Appreciation of Investments    9,430    11,657    14,361     4,525     1,137

Net Increase (Decrease)
in Net Assets Resulting
from Operations               18,581     4,809    15,954   (9,976)     5,375

Cash Distributions to
Limited Partners              15,600     9,000     6,000         -    12,000

Cumulative Cash Distributions
to Limited Partners           42,600    27,000    18,000    12,000    12,000

Net Assets                   112,671   109,690   113,881   103,927   113,903

Net Unrealized Appreciation
of Investments                51,908    42,478    30,821    16,460    11,936

Purchase of Portfolio Investments8,050  13,781     9,845     7,790    21,088

Cumulative Cost of
Portfolio Investments        110,682   102,633    88,852    79,006    71,217

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized Gain (Loss)
on Investments                $   87   $  (47)    $   16  $  (125)     $  25

Net Increase (Decrease)
in Net Assets Resulting
from Operations                  120        29       104      (65)        37

Cash Distributions               130        75        50         -       100

Cumulative Cash Distributions    355       225       150       100       100

Net Unrealized Appreciation
of Investments                   355       310       225       133        79

Net Asset Value, Including
Net Unrealized Appreciation
of Investments                   852       862       908       854       919

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the year ended December 31, 1993, the Partnership invested $8 million in portfolio investments; $3.6 million in two new portfolio companies and $4.4 million in five existing portfolio companies. From its inception through December 31, 1993, the Partnership had invested $110.7 million in 58 portfolio investments. Additionally, subsequent to December 31, 1993, the Partnership had a commitment to make a follow-on investment of $1.1 million in Corporate Express, Inc. As of December 31, 1993, 26 of the Partnership's 58 portfolio investments had been fully liquidated. Portfolio investments sold and written-off through December 31, 1993 had a cost of $55.6 million and returned $46.6 million, resulting in a cumulative net realized loss of $9 million.

At December 31, 1993, the Partnership held $5.4 million in cash and short-term investments; $4 million in short-term securities with maturities of less than one year and $1.4 million in an interest-bearing cash account.
It is anticipated that funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves and from proceeds received from the future sale of portfolio investments.

Subsequent to the end of fiscal 1993, the Partnership sold or partially sold investments in three portfolio companies for $13.9 million. As a result, on March 2, 1994, the General Partners approved a cash distribution to Limited Partners of $16.2 million, or $135 per Unit. This distribution will be paid in May 1994 to Limited Partners of record on March 31, 1994 and will bring cumulative cash distributions paid to Limited Partners to $58.8 million, or $490 per $1,000 Unit.

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold and written-off and 2) net investment income or loss. For the year ended December 31, 1993, the Partnership had a net realized gain from operations of $9.2 million. In 1992, the Partnership had a net realized loss from operations of $6.8 million and in 1991, the Partnership had a net realized gain from operations of $1.6 million.

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1993, the Partnership had a $10.6 million net realized gain from portfolio investments sold and written-off. During the year, the Partnership sold 525,000 common shares of Regeneron Pharmaceuticals, Inc. in the public market for $8.2 million, realizing a gain of $7.6 million.
In January 1993, the Partnership sold its investment in Pyxis Corporation in a private transaction for $7.8 million, realizing a gain of $7.2 million. In February 1993, the Partnership sold 187,912 common shares of Ringer Corporation for $567,000, realizing a gain of $4,000. During the year, In-Store Advertising, Inc. ("ISA") filed for protection under Chapter 11 of the federal Bankruptcy Code resulting in the write-off of the Partnership's remaining $1.1 million investment in the company. The Partnership also received a final liquidation payment from InteLock Corporation resulting in the write-off of the Partnership's remaining $123,000 investment in the company. Additionally, the Partnership wrote-off its $2 million investment in Ogle Resources, Inc. ("Ogle") and the remaining $900,000 of its investment in Communications International, Inc. ("CII"). Several smaller portfolio transactions completed in 1993 resulted in an additional $46,000 net realized loss for the period.

For the year ended December 31, 1992, the Partnership had a $5.7 million net realized loss from portfolio investments sold and written-off. In February and March 1992, the Partnership sold its remaining 157,500 common shares of Everex Systems, Inc. in the public market for $1 million, realizing a gain of $371,000. The Partnership also sold 45,000 common shares of Regeneron Pharmaceuticals, Inc. in the public market for $627,000, realizing a gain of $575,000. In September 1992, the Partnership received 50,111 shares of Bolt Beranek and Newman Inc. common stock in connection with the termination of BBN Integrated Switch Partners, L.P.
The shares were sold in the public market in October and November 1992 for $200,000 which resulted in a realized gain of $13,000. In May 1992, Allez, Inc. filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result, the Partnership realized a loss from its $1.8 million investment in the company. The Partnership also realized losses of $1.1 million of its $1.3 million investment in InteLock due to the company's financial restructuring and continued operating difficulties. In October 1992, the Partnership sold its investment in R-Byte to Exabyte Corporation for $1.3 million, which resulted in a realized loss of $444,000. Also during 1992, the Partnership realized a loss of $1.1 million on its $2.3 million investment in ISA due to the continued depressed public market price of the company's common stock. The Partnership also realized losses of $919,000 on its $1.8 million investment in CII, $1.1 million on its $1.5 million investment in Target Vision, Inc. and $102,000 on its remaining investment in TCOM Systems, Inc. due to continued operational and financial difficulties at the companies.

For the year ended December 31, 1991, the Partnership had a $2 million net realized gain from investments sold and written-off. In November 1991, the Partnership sold 500,000 common shares of Regeneron in the public market for $9.2 million, realizing a gain of $9.0 million. In April 1991, the Partnership sold 30,000 common shares of Everex in the public market for $196,000, realizing a gain of $76,000. In January 1991, Ringer completed its acquisition of Safer, Inc. The Partnership sold its holdings of Safer for 275,317 common shares of Ringer. The transaction resulted in the Partnership realizing a loss of $2.2 million of its $3 million original investment in Safer. The Partnership realized additional losses during 1991 totaling $4.9 million from the full or partial write-off of four portfolio investments. S&J Industries, Inc. completed a restructuring that negatively affected the Partnership's investment in the company, resulting in the write-off of its $1.6 million investment. SF2 Corporation incurred substantial operating difficulties which led to a financial restructuring of the company. Consequently, the Partnership wrote-off its $1.9 million equity investment in SF2. The Partnership also wrote-off its $1.1 million investment in Touch Communications Incorporated which ceased operations in 1991. Additionally, the Partnership wrote-off its remaining $300,000 investment in The Computer-Aided Design Group, Inc. due to a financial restructuring of the company which negatively impacted the value of the Partnership's investment.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the years ended December 31, 1993, 1992 and 1991 was $1.5 million, $1.2 million and $374,000, respectively. The increase in net investment loss for 1993 compared to 1992 primarily is attributable to a decrease in investment income, specifically, interest income earned from the Partnership's short-term investments and the write-off of $406,000 of accrued interest receivable related to the Partnership's promissory note due from Ogle in the 1993 period. The reduction in investment income in 1993 was partially offset by a decrease in the 1993 management fee, as discussed below. The increase in net investment loss for 1992 compared to 1991 primarily is attributable to a decrease in interest income earned in 1992 from the Partnership's short-term investments partially offset by a decrease in the 1992 management fee, as discussed below. Interest earned from short-term investments for the years ended December 31, 1993, 1992 and 1991 was $360,000, $805,000 and $1.9
million, respectively. The decrease for each consecutive year primarily is due to a reduction in funds invested in short-term investments and declining interest rates. At December 31, 1993, 1992 and 1991, funds invested in short-term securities totaled $5.4 million, $12 million and $32.8 million, respectively. Funds available for investment in short-term securities declined as idle funds were used to purchase venture capital investments.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives an annual fee of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1993, 1992 and 1991 was $1.4 million, $1.7 million and $1.9 million, respectively. The management fee is expected to continue to decline in future periods as portfolio investments mature and capital is returned to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest received from short-term investments, dividend and interest income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses from Portfolio Investments - For the year ended December 31, 1993, the Partnership had a $20.8 million unrealized gain from the net upward revaluation of certain portfolio investments. This unrealized gain primarily is a result of the net upward revaluation of the Partnership's investments in Regeneron, CellPro, Incorporated and Corporate Express, Inc. during 1993. Additionally, during the year, the Partnership transferred $13.6 million from unrealized gain to realized gain primarily relating to the sale of its investments in Pyxis and Regeneron and transferred $2.2 million from unrealized loss to realized loss relating to the write-offs of its investments in CII, Ogle, InteLock and ISA, as discussed above. The $20.8 million unrealized gain offset by the $11.4 million net transfer from unrealized gain to realized gain, resulted in a $9.4 million increase in the Partnership's net unrealized appreciation of investments for 1993.

For the year ended December 31, 1992, the Partnership had a $6.8 million unrealized gain from the net upward revaluation of certain portfolio investments. This unrealized gain primarily resulted from the upward revaluation of the Partnership's investments in Pyxis and CellPro. Additionally, during the year, the Partnership transferred $4.9 million from unrealized loss to realized loss relating to the sale of Everex and the full or partial write-off of several other investments, as discussed above. The $6.8 million unrealized gain combined with the $4.9 million transfer from unrealized loss to realized loss resulted in an $11.7 million increase in the Partnership's net unrealized appreciation of investments for 1992.

For the year ended December 31, 1991, the Partnership had a $14.3 million unrealized gain from the net upward revaluation of certain portfolio investments. This unrealized gain primarily resulted from the upward revaluation of the Partnership's investment in Regeneron. Additionally, during the year, the Partnership transferred a net $56,000 from unrealized loss to realized loss relating to the sale and write-off of several investments, as discussed above. The $14.3 million unrealized gain combined with the $56,000 net transfer from unrealized loss to realized loss resulted in a $14.4 million increase in the Partnership's net unrealized appreciation of investments for 1991.

Net Assets - Changes in net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the year ended December 31, 1993, 1992 and 1991, the Partnership had a net increase in net assets resulting from operations of $18.6 million, $4.8 million and $16 million, respectively.

At December 31, 1993, the Partnership's net assets were $112.7 million, an increase of $3 million from $109.7 million at December 31, 1992. This increase resulted from the $18.6 million net increase in net assets resulting from operations for 1993 offset by the $15.6 million cash distribution to Limited Partners paid in May 1993.

At December 31, 1992, the Partnership's net assets were $109.7 million, a decrease of $4.2 million from $113.9 million at December 31, 1991. This decrease resulted from the $9 million cash distribution to Limited Partners paid in April 1992 exceeding the $4.8 million net increase in net assets resulting from operations for 1992.

At December 31, 1991, the Partnership's net assets were $113.9 million, an increase of $10 million from $103.9 million at December 31, 1990. This increase resulted from the $16 million net increase in net assets resulting from operations for 1991 offset by the $6 million cash distribution to Limited Partners paid in April 1991.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1993, 1992 and 1991 was $852, $862 and $908, respectively.

Item 8.   Financial Statements and Supplementary Data.

                         ML VENTURE PARTNERS II, L.P.
                                     INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1993 and 1992

Schedule of Portfolio Investments as of December 31, 1993
Schedule of Portfolio Investments as of December 31, 1992

Statements of Operations for the years ended December 31, 1993, 1992 and
1991

Statements of Cash Flows for the years ended December 31, 1993, 1992 and
1991

Statements of Changes in Partners' Capital for the years ended December 31, 1991, 1992 and 1993

Notes to Financial Statements

Schedule I - Money Market Investments as of December 31, 1993 and 1992

NOTE - All schedules, other than Schedule I, are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

     DELOITTE & TOUCHE
     1633 Broadway
     New York, NY  10019-6754






     INDEPENDENT AUDITORS' REPORT






     ML Venture Partners II, L.P.:



     We have audited the accompanying balance sheets of ML Venture Partners II, L.P., including the schedules of portfolio investments, as of December 31, 1993 and 1992, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 8 of Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1993 and 1992 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As explained in Note 2, the financial statements include securities valued at $107,038,636 and $97,529,004 at December 31, 1993 and 1992, respectively, representing 95% and 89% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


     As discussed in Note 8 to the financial statements, the Partnership is a defendant in litigation relating to the Partnership's ownership of securities of In-Store Advertising, Inc. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.








     Deloitte & Touche



     February 21, 1994, except for Note 7, as to which the date is March 2, 1994


ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS


                                              December 31,     December 31,
                                                      1993              1992
ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $55,130,444 at December 31, 1993
   and $55,051,259 at December 31, 1992)     $ 107,038,636   $   97,529,004
 Money market investments, at amortized cost     3,991,697        9,660,277
Cash and cash equivalents                        1,412,882        2,306,339
Accrued interest receivable                        220,067           53,879
Notes receivable                                   102,579          454,931
Receivable from securities sold                    321,300          144,373

TOTAL ASSETS                                 $ 113,087,161    $ 110,148,803

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                            $       41,535    $      36,416
Due to Management Company - Note 4                 353,242          402,047
Due to Independent General Partners - Note 5        21,450           19,950
 Total liabilities                                 416,227          458,413

Partners' Capital:
Managing General Partner                         1,033,457          941,956
Individual General Partners                          3,410            3,108
Limited Partners (120,000 Units)                59,725,875       66,267,581
Unallocated net unrealized appreciation
 of investments - Note 2                        51,908,192       42,477,745
 Total partners' capital                       112,670,934      109,690,390

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ 113,087,161    $ 110,148,803

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1993

ACTIVE PORTFOLIO INVESTMENTS:

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

Biocircuits Corporation*+
515,269 shares of Common Stock              May 1991  $1,422,501  $1,356,446

Borg-Warner Automotive, Inc.*+(A)
500,000 shares of Common Stock              Sept. 1988 2,500,000   9,485,000

Borg-Warner Security Corporation*+(A)
500,000 shares of Common Stock              Sept. 1988 2,500,000   7,584,375

CellPro, Incorporated*+(B)
783,333 shares of Common Stock              Mar. 1989  1,455,944  19,417,868

Children's Discovery Centers of America, Inc.*+
115,267 shares of Common Stock              July 1988  2,000,259     920,695

Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock           Jan. 1991  2,037,290     807,350
Warrants to purchase 20,238 shares of Common Stock
 at $3.75 per share, expiring on 7/31/97                       0           0

Corporate Express, Inc.*
442,136 shares of Common Stock              May 1992      99,478   2,431,748
914,250 shares of Preferred Stock                      1,830,435   5,028,375

Diatech, Inc.*(C)
1,258,006 shares of Preferred Stock         Dec. 1991  2,620,015   3,145,015

Eckerd Corporation*+(D)
92,843 shares of Common Stock               July 1992    857,004   1,156,824

Elantec, Inc.
2,889,947 shares of Preferred Stock         Aug. 1988  1,069,569   1,069,569
852,273 shares of Common Stock                           340,909     340,909

Home Express, Inc.*
486,067 shares of Preferred Stock           Jan. 1992  1,822,751   1,822,751

Horizon Cellular Telephone Company, L.P.:
 HCTC Investment, L.P.
 10% Promissory Note                        May 1992   2,587,500   2,587,500

 SPTHOR Corporation
 10% Promissory Note                        May 1992     646,875     646,875
 34.5 shares of Common Stock                             215,625     215,625

I.D.E. Corporation*
493,391 shares of Preferred Stock           Mar. 1988  1,110,909     555,455

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1993

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

IDEC Pharmaceuticals Corporation+:
 ML/MS Associates, L.P.*
 34.4% Limited Partnership interest         June 1989 $3,960,000  $3,960,000
 Warrants to purchase 380,000 shares of Common Stock
   of IDEC Pharmaceuticals Corporation at $7.25 per
   share, expiring on 2/17/95                            217,391           0

 MLMS Cancer Research, Inc.
 400,000 shares of Common Stock             July 1989     46,957      46,957

Inference Corporation
702,427 shares of Preferred Stock           Apr. 1993    785,032     785,032
Warrants to purchase 193,682 shares of Preferred Stock
 at $1 per share, expiring on 4/19/99                     22,777      22,777
Warrants to purchase 24,233 shares of Preferred Stock
 at $1.05 per share, expiring on 12/16/97                  6,531       6,531
Warrants to purchase 295,827 shares of Common Stock
 at $1 per share, expiring on 6/10/98                     79,725      79,725

Komag, Incorporated+
234,486 shares of Common Stock              Aug. 1988  2,160,987   3,724,810

Ligand Pharmaceuticals Inc.*+
115,440 shares of Class A Common Stock      Apr. 1989    304,116     872,293
346,323 shares of Class B Common Stock                   912,350   1,477,346
Warrants to purchase 5,158 shares of Common Stock
 at $4.80 per share, expiring between
 1/18/96 and 7/31/97                                           0       3,556

Micro Linear Corporation(E)
800,214 shares of Common Stock              Aug. 1988  1,120,300     960,257

Neocrin Corporation(F)
1,586,831 shares of Preferred Stock         June 1991  3,369,046   2,102,381

OccuSystems, Inc.
531,400 shares of Preferred Stock           June 1993  2,657,000   2,657,000

Photon Dynamics, Inc.*
990,530 shares of Preferred Stock           Sept. 1988 2,034,090     990,530

Raytel Medical Corporation*
1,000,000 shares of Preferred Stock         Feb. 1990  1,000,000   1,000,000

Regeneron Pharmaceuticals, Inc.*+(G)
1,517,895 shares of Common Stock            Jan. 1988  1,778,052  19,577,845

Research Applications, Inc.*
4,000 shares of Common Stock                Apr. 1988    100,000           0

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1993

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):


                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

Ringer Corporation+(H)
78,271 shares Common Stock                  Apr. 1987   $234,813    $254,381

Sanderling Biomedical, L.P.*(I)
80% Limited Partnership interest            May 1988   2,000,000   2,833,665

Shared Resource Exchange, Inc.
2,777 shares of Common Stock                Apr. 1987    250,000           0

SDL, Inc.*(J)
8% Subordinated Note                        July 1992  2,019,721   2,019,721
97,011 shares of Common Stock                            169,769     169,769
26,270 shares of Preferred Stock                         849,834     849,834

Target Vision, Inc.*
395,000 shares of Preferred Stock           Apr. 1987    395,000           0

The Business Depot Ltd.*(K)
94,435 shares of Preferred Stock            May 1992   1,214,184   1,214,184

United States Paging Corporation*+
450,053 shares of Common Stock              Apr. 1987  1,479,405   1,446,290
Warrants to purchase 16,887 shares of Common Stock
 at $3.33 per share, expiring between
 2/27/95 and 4/28/95                                           0           0
Warrants to purchase 5,537 shares of Common Stock
 at $4.22 per share, expiring on 6/23/94                       0           0
Warrants to purchase 25,330 shares of Common Stock
 at $.89 per share, expiring between
 12/15/95 and 3/8/96                                           0      40,072

Viasoft, Inc.
806,647 shares of Preferred Stock           Dec. 1987    846,300   1,371,300

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS             $55,130,444$107,038,636

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - CONTINUED
DECEMBER 31, 1993

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(L)

PORTFOLIO INVESTMENTS SOLD AT A LOSS OR WRITTEN-OFF:

                                 Liquidation              Realized
Company                          Date           Cost          Loss     Return

Allez, Inc.                      1992     $1,781,320  $(1,781,320)         $0

The Aqua Group, Inc.             1990      2,000,000   (1,999,999)          1

BBN Advanced Computer Partners, L.P. 1990    868,428     (864,028)      4,400

BBN Integrated Switch Partners, L.P. 1990/1992  5,022,380 (4,822,797) 199,583

Communications International, Inc.   1992/199   1,819,332 (1,819,332)       0

Computer-Aided Design Group      1990/1991      1,131,070 (1,131,069)       1

Dastek International             1991        204,250             0    204,250

Data Recording Systems, Inc.     1988      1,615,129   (1,499,999)    115,130

Elantec, Inc.                    1993          1,640       (1,640)          0

Hoffman & Company, L.P.          1993         40,000      (40,000)          0

In-Store Advertising, Inc.       1992      2,259,741   (2,259,741)          0

InteLock Corporation             1992      1,254,125   (1,251,274)      2,851

Ligand Pharmaceuticals Inc.      1992        187,250             0    187,250

Magnesys                         1989      1,440,997   (1,412,049)     28,948

Meteor Message Corporation       1990      1,501,048   (1,501,047)          1

Ogle Resources, Inc.             1993      1,974,286   (1,974,186)        100

Pandora Industries, Inc.         1990      2,060,139   (2,060,138)          1

R-Byte Inc.                      1992      1,991,098     (497,601)  1,493,497

Ringer Corporation               1991      2,794,839   (2,227,580)    567,259

S & J Industries                 1991/1992 1,600,150   (1,555,149)     45,001

Saxpy Computer Corporation       1988      2,000,000   (2,000,000)          0

SDL, Inc.                        1993      1,717,941             0  1,717,941

SF2 Corporation                  1991      2,193,293   (1,864,223)    329,070

Shared Resource Exchange, Inc.   1990        749,999     (749,999)          0

Special Situations, Inc.         1988        215,000     (187,175)     27,825

Target Vision, Inc.              1992      1,105,000   (1,105,000)          0

TCOM Systems, Inc.               1990/1992 4,715,384   (4,711,536)      3,848

Touch Communications Incorporated               1991     1,119,693(1,119,693)
0

TOTALS FROM PORTFOLIO INVESTMENTS SOLD
AT A LOSS OR WRITTEN-OFF                 $45,363,532 $(40,436,575) $4,926,957

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - CONTINUED
DECEMBER 31, 1993

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(L)

PORTFOLIO INVESTMENTS SOLD AT A GAIN:

                                 Fiscal                  Realized
Company                          Year Sold      Cost         Gain      Return

Amdahl Corporation               1989       $729,742   $1,837,787  $2,567,529

Everex Systems, Inc.             1991/1992   750,000      447,606   1,197,606

Regeneron Pharmaceuticals, Inc.  1991-1993   900,083   17,152,467  18,052,550

Pyxis Corporation                1993        634,598    7,169,424   7,804,022

Storage Technology Corporation   1990      2,174,000    1,466,802   3,640,802

Telecom USA, Inc.                1989      5,000,000    3,361,778   8,361,778

TOTALS FROM PORTFOLIO INVESTMENTS
SOLD AT A GAIN                           $10,188,423  $31,435,864 $41,624,287


                                       Cost    Realized Loss           Return

TOTALS FROM LIQUIDATED
PORTFOLIO INVESTMENTS           $55,551,955     $(9,000,711)      $46,551,244


                                                Combined Net         Combined
                                              Unrealized and       Fair Value
                                       Cost    Realized Gain       and Return

TOTALS FROM ACTIVE & LIQUIDATED
PORTFOLIO INVESTMENTS          $110,682,399      $42,907,481     $153,589,880


(A) As part of a financial restructuring completed in January 1993, the automotive division of Borg-Warner Corporation, now Borg-Warner Automotive, Inc. ("BWA"), was spun out to existing shareholders in a tax free transaction. As a result of this restructuring, the Partnership received 500,000 common shares of BWA. Additionally, in connection with the restructuring, Borg-Warner Corporation changed its name to Borg-Warner Security Corporation ("BWS") and on January 20, 1993, BWS completed its initial public offering. The Partnership exchanged its 500,000 common shares of Borg-Warner Corporation for 500,000 common shares of BWS. On August 12, 1993, Borg-Warner Automotive, Inc. completed its initial public offering.

(B) Subsequent to the end of 1993, the Partnership sold 370,000 common shares of CellPro, Incorporated for $11.3 million, realizing a gain of $10.6 million.

(C) In November 1993, the Partnership exchanged its promissory notes due from Diatech, Inc. totaling $494,000 and accrued interest of $26,015 for 208,006 preferred shares of the company.

(D) On August 5, 1993, Eckerd Corporation completed its initial public offering. In connection with the offering, the Partnership exchanged its 71,417 common shares of EDS Holdings Inc. for 92,843 common shares of Eckerd Corporation.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - CONTINUED
DECEMBER 31, 1993


(E) In August 1993, the Partnership converted 11,203 preferred shares of Micro Linear Corporation into 800,214 common shares of the company.

(F) As a result of a restructuring of Trancel Corporation and a subsequent merger with Neocrin Corporation, formerly a joint venture between Trancel and a wholly-owned subsidiary of Baxter Healthcare Corporation, the Partnership exchanged its 2,393,685 preferred shares and 18,197 common shares of Trancel for 1,123,423 preferred shares of Neocrin. Additionally, during the year, the Partnership purchased 463,408 preferred shares of Neocrin for $463,408.

(G) During the fiscal year, the Partnership sold 525,000 common shares of Regeneron Pharmaceuticals, Inc. for $8.2 million, realizing a gain of $7.6 million. Additionally, subsequent to the end of 1993, the Partnership sold 140,000 shares of Regeneron for $2.3 million, realizing a gain of $2.2 million.

(H) In February 1993, the Partnership sold 187,912 common shares of Ringer Corporation for $567,000, realizing a gain of $4,000. Subsequent to the end of fiscal 1993, the Partnership sold its remaining 78,271 common shares of Ringer for $254,000, realizing a gain of $20,000.

(I) Indirectly, the Partnership has an additional investment in Regeneron Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(J) During the year, Spectra Diode Laboratories, Inc. changed its name to SDL, Inc. Additionally, in July 1993, the Partnership received a $1.7 million principal payment on its $3.5 million subordinated note due from SDL. In connection with this payment, $246,000 of accrued interest was capitalized to the note.

(K) In February 1994, the Partnership sold an option to purchase all of its 94,435 preferred shares of The Business Depot Ltd. for $208,000. The option is exercisable by the holder at 33 Canadian dollars per share (approximately $26.40 per share) before August 1994 or 38 Canadian dollars per share (approximately $30.40 per share) before February 1995.

(L) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1993.

+     Publicly-held company

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1992

ACTIVE PORTFOLIO INVESTMENTS:

                                         Initial
                                         Investment                     Fair
Company / Position                       Date             Cost         Value

Biocircuits Corporation
515,269 shares of Common Stock           May 1991   $1,422,501    $1,819,956

Borg-Warner Corporation
500,000 shares of Common Stock           Sept. 1988  5,000,000    15,262,500

CellPro, Incorporated
783,333 shares of Common Stock           Mar. 1989   1,455,944    10,488,829

Children's Discovery Centers of America, Inc.
115,267 shares of Common Stock           July 1988   2,000,259       305,313

Clarus Medical Systems, Inc.
507,458 shares of Preferred Stock        Jan. 1991   2,037,290     2,537,290
Warrants to purchase 20,238 shares of Common Stock
 at $3.75 per share, expiring on 7/31/97                     0        12,649

Communications International, Inc.
900 shares of Preferred Stock            Apr. 1987     900,000             0

Corporate Express, Inc.
442,136 shares of Common Stock           May 1992       99,478        99,478
507,200 shares of Preferred Stock                      862,240     1,115,840

Diatech, Inc.
1,050,000 shares of Preferred Stock      Dec. 1991   2,100,000     2,100,000

EDS Holdings Inc.
71,417 shares of Common Stock            July 1992     857,004     2,142,510

Elantec, Inc.
2,889,947 shares of Preferred Stock      Aug. 1988   1,069,569     1,069,569
852,273 shares of Common Stock                         340,909       340,909
Warrants to purchase 164,030 shares of Common Stock
 at $.55 per share, expiring on 8/12/93                  1,640         1,640

Hoffman & Company, L.P.
33% Limited Partnership Interest         Jan. 1991      40,000        40,000

Home Express, Inc.
486,067 shares of Preferred Stock        June 1992   1,822,751     1,822,751

Horizon Cellular Telephone Company, L.P.:
HCTC Investment, L.P.
10% Promissory Note                      May 1992      900,000       900,000

SPTHOR Corporation
10% Promissory Note                      May 1992      225,000       225,000
12 shares of Common Stock                               75,000        75,000

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1992

ACTIVE PORTFOLIO INVESTMENTS - CONTINUED:

                                         Initial
                                         Investment                     Fair
Company / Position                       Date             Cost         Value

I.D.E. Corporation
493,391 shares of Preferred Stock        Mar. 1988  $1,110,909    $1,110,909

IDEC Pharmaceuticals Corporation:
ML/MS Associates, L.P.
34.4% Limited Partnership Interest       June 1989   3,960,000     3,960,000
Warrants to purchase 380,000 shares of Common Stock of
 IDEC Pharmaceuticals Corporation at $7.25  per share,
 expiring on 2/17/95                                   217,391             0

MLMS Cancer Research, Inc.
400,000 shares of Common Stock           July 1989      40,000        40,000

In-Store Advertising, Inc.
728,859 shares of Common Stock           May 1988    1,130,000       313,701

InteLock Corporation
357,143 shares of Preferred Stock        Dec. 1989     125,412             0

Komag, Incorporated
234,486 shares of Common Stock           Aug. 1988   2,160,987     3,682,603

Ligand Pharmaceuticals Inc.
115,440 shares of Class A Common Stock   Apr. 1989     304,116       591,632
346,323 shares of Class B Common Stock                 912,350     1,232,562
Warrants to purchase 5,158 shares of Common Stock
 at $4.80 per share, expiring between 1/18/96
 and 7/31/97                                                 0           418

Micro Linear Corporation
11,203 shares of Preferred Stock         Aug. 1988   1,120,300       960,257

MTI Technology Corporation
3,496 shares of Common Stock             Feb. 1991           0             0
404 shares of Common Stock (in escrow)                       0             0
8% Demand Note due 9/3/93                              277,780       138,890

Ogle Resources Inc.
216 shares of Common Stock               Mar. 1988     120,000             0
280 shares of Junior Preferred Stock                   140,000             0
9%  Promissory Note due 1/28/98                      1,714,286     1,714,286

Photon Dynamics, Inc.
990,530 shares of Preferred Stock        Sept. 1988  2,034,090     2,034,090

Pyxis Corporation
195,262 shares of Common Stock           May 1992      634,598     7,804,022

Raytel Medical Corporation
1,000,000 shares of Preferred Stock      Feb. 1990   1,000,000     1,000,000

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
DECEMBER 31, 1992

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                         Initial
                                         Investment                     Fair
Company / Position                       Date             Cost         Value

Regeneron Pharmaceuticals, Inc.
2,042,895 shares of Common Stock         Jan. 1988  $2,382,975   $20,010,714

Research Applications, Inc.
4,000 shares of Common Stock             Apr. 1988     100,000             0

Ringer Corporation
266,183 shares of Common Stock           Apr. 1987     798,549       609,273

Sanderling Biomedical, L.P.
80% Limited Partnership Interest         May 1988    2,000,000     2,000,000

Shared Resource Exchange, Inc.
2,777 shares of Common Stock             Apr. 1987     250,000             0

Spectra Diode Laboratories, Inc.
8% Subordinated Note                     July 1992   3,491,200     3,491,200
97,011 shares of Common Stock                          169,769       169,769
26,270 shares of Preferred Stock                       849,834       849,834

Target Vision, Inc.
395,000 shares of Preferred Stock        Apr. 1987     395,000             0

The Business Depot Ltd.
94,435 shares of Preferred Stock         May 1992    1,214,184     1,214,184

Trancel Corporation
2,027,093 shares of Preferred Stock      June 1991   2,860,259     1,593,594
15,840 shares of Common Stock                            1,980         1,980

United States Paging Corporation
450,053 shares of Common Stock           Apr. 1987   1,479,405     1,243,270
Warrants to purchase 16,887 shares of Common Stock
 at $3.33 per share, expiring between 2/27/95
 and 4/28/95                                                 0             0
Warrants to purchase 5,537 shares of Common Stock
 at $4.22 per share, expiring on 6/23/94                     0             0
Warrants to purchase 25,330 shares of Common Stock
 at $.89 per share, expiring between 12/15/95
 and 3/8/96                                                  0        31,282

Viasoft, Inc.
806,647 shares of Preferred Stock        Dec. 1987     846,300     1,371,300

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS           $55,051,259   $97,529,004

ML VENTURE PARTNERS II, L.P.
SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS (A)
DECEMBER 31, 1992


                                       Cost      Realized Loss        Return

TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                     $47,581,639      $(19,605,730)   $27,975,909


                                                      Combined      Combined
                                    Cost of     Net Unrealized    Fair Value
                                Investments  and Realized Gain    and Return

TOTALS FROM ACTIVE & LIQUIDATED
PORTFOLIO INVESTMENTS          $102,632,898        $22,872,015  $125,504,913


(A) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1992.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,


                                               1993        1992         1991

INVESTMENT INCOME

 Interest from money market investments $ 360,441 $ 805,138 $ 1,860,148 Interest and other income
   from portfolio investments               134,921     385,311      192,120
Total investment income                     495,362   1,190,449    2,052,268

 Expenses:

 Management fee - Note 4                  1,444,988   1,680,176    1,854,537
 Mailing and printing                       210,561     145,708      211,904
 Professional fees                          184,665     233,288      237,601
 Independent General Partners' fees
    - Note 5                                 93,841     102,901       92,651
 Custodial fees                              14,979      13,833       15,966
 Consulting fees                                  -       2,357        3,733
 Miscellaneous                                1,250         450        3,697
 Amortization of deferred organizational
    costs - Note 2                                -       1,509        6,096
 Interest expense - Note 4                        -     180,521              -
Total expenses                            1,950,284   2,360,743    2,426,185

NET INVESTMENT LOSS                     (1,454,922) (1,170,294)    (373,917)

NET REALIZED GAIN (LOSS) FROM
 INVESTMENTS SOLD AND WRITTEN-OFF        10,605,019 (5,677,493)    1,967,746

NET REALIZED GAIN (LOSS) FROM OPERATIONS
 (allocable to Partners) - Note 3         9,150,097 (6,847,787)    1,593,829

NET CHANGE IN UNREALIZED APPRECIATION     9,430,447  11,656,947   14,360,547

NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS             $ 18,580,544 $ 4,809,160 $ 15,954,376

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,


                                               1993        1992         1991

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES

Net investment loss                   $ (1,454,922)$ (1,170,294) $ (373,917)

Adjustments to reconcile net investment loss to cash provided from operating activities:

(Increase) decrease in receivables
 and other assets                           186,164   (201,294)     (52,826)
Decrease in accrued interest on money
 market investments                          14,803     259,633       77,213
Decrease in payables                       (42,186)    (96,487)     (43,708)
Amortization of deferred organizational
 costs                                            -       1,509        6,096
Total                                   (1,296,141) (1,206,933)    (387,142)

Net return (purchase) of money
 market investments                       5,653,777  20,793,496    1,062,210
Purchase of portfolio investments       (8,049,501)(13,781,370)  (9,845,164)
Net proceeds from the sale of
 portfolio investments                   16,334,397   3,011,360    9,433,929
Repayment of investments in notes         2,064,011     431,737      204,250
Cash provided from operating activities  14,706,543   9,248,290      468,083

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distributions to Limited Partners (15,600,000) (9,000,000)  (6,000,000)

Increase (decrease) in cash and cash
 equivalents                              (893,457)     248,290  (5,531,917)
Cash and cash equivalents at beginning
 of period                                2,306,339   2,058,049    7,589,966

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $  1,412,882$  2,306,339  $ 2,058,049

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                                      Unallocated
                 Managing Individual               Net Unrealized
                  General    General     Limited  Appreciation of
                  Partner   Partners    Partners      Investments      Total
Balance at
December 31, 1990 $994,496    $3,281   $86,468,826  $16,460,251 $103,926,854

Cash distribution
paid April 26, 1991
- - Note 7                 -         -   (6,000,000)            -  (6,000,000)

Allocation of net
investment loss
- - Note 3           (3,739)      (12)     (370,166)            -    (373,917)

Allocation of net realized
gain on investments
- - Note 3            19,677        65     1,948,004            -    1,967,746

Net change in
unrealized appreciation
of investments           -         -             -   14,360,547   14,360,547

Balance at
December 31, 19911,010,434     3,334  82,046,664(A)  30,820,798  113,881,230

Cash distribution
paid April 30, 1992
- - Note 7                 -         -   (9,000,000)            -  (9,000,000)

Allocation of net
investment loss
- - Note 3          (11,703)      (39)   (1,158,552)            -  (1,170,294)

Allocation of net realized
loss on investments
- - Note 3          (56,775)     (187)   (5,620,531)            -  (5,677,493)

Net change in
unrealized appreciation
of investments           -         -             -   11,656,947   11,656,947

Balance at
December 31, 1992  941,956     3,108  66,267,581(A)  42,477,745  109,690,390

Cash distribution paid
May 26, 1993 - Note 7    -         -  (15,600,000)            - (15,600,000)

Allocation of net
investment loss
- - Note 3          (14,549)      (48)   (1,440,325)            -  (1,454,922)

Allocation of net realized
gain on investments
- - Note 3           106,050       350    10,498,619            -   10,605,019

Net change in
unrealized appreciation
of investments              -         -            -  9,430,447    9,430,447

Balance at
December 31, 1993$1,033,457   $3,410 $59,725,875(A) $51,908,192 $112,670,934
(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $908, $862 and $852 at December 31, 1991, 1992 and 1993, respectively. Cumulative cash distributions paid to Limited Partners from inception to December 31, 1993 totaled $355 per Unit.
See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


1. Organization and Purpose

ML Venture Partners II, L.P. (the "Partnership") is a Delaware limited partnership formed on February 4, 1986. MLVPII Co., L.P., the managing general partner of the Partnership (the "Managing General Partner") and four individuals (the "Individual General Partners") are the general partners of the Partnership. The general partner of MLVPII Co., L.P. is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc.

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, originally made in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership is scheduled to terminate on December 31, 1997. The Individual General Partners can extend the termination date for up to two additional two-year periods if they determine that such extensions would be in the best interest of the Partnership.

2. Significant Accounting Policies

Valuation of Investments - Money market investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is clearly no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $51.9 million at December 31, 1993, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1993, other timing differences relating to realized losses totaling $5.5 million have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Organizational Costs - Organizational costs of $30,465 were amortized over a sixty-month period beginning April 1, 1987.

3. Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to December 31, 1993, the Partnership had a $7.4 million net realized loss from its venture capital investments.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED


4. Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, capital distributed and realized capital losses with a minimum annual fee of $200,000. Such fee is determined and payable quarterly.

On May 11, 1992, the Securities and Exchange Commission (the "SEC") issued an exemptive order permitting the Partnership, subject to certain conditions including review and approval by the Independent General Partners, to make venture capital investments with affiliates of DLJ Capital Management Corporation, the Partnership's sub-manager (the "Sub-Manager"). On May 20, 1992, the Partnership purchased four venture capital investments from the Management Company for $2,441,060 representing reimbursement of the original cost of such investments totaling $2,367,061 plus $73,999 of interest expense. Since an affiliate of the Sub-Manager is an investor in each of these companies, the Management Company had purchased these investments on the Partnership's behalf while the Partnership awaited SEC exemptive relief to co-invest with affiliates of the Sub-Manager. The four investments purchased by the Partnership on May 20, 1992 were:

   47,218 shares of series A preferred stock of The Business Depot Ltd., acquired by the Management Company on June 19, 1991, for $651,233 representing original cost of $620,745 plus interest expense of $30,488,

   195,262 shares of series G preferred stock of Pyxis Corporation, acquired by the Management Company on August 21, 1991, for $658,686 representing original cost of $634,598 plus interest expense of $24,088,

   507,200 shares of series A convertible preferred stock and 442,136 shares of common stock of Corporate Express, Inc., acquired by the Management Company on November 27, 1991, for $980,186 representing original cost of $961,718 plus interest expense of $18,468 and a $112,500 promissory note from HCTC Investment, L.P., a $28,125 promissory note from SPTHOR Corporation and 1.5 shares of common stock of SPTHOR Corporation, acquired by the Management Company on March 27, 1992, for $150,955 representing original cost of $150,000 plus interest expense of $955.

Additionally, on May 29, 1992, the SEC issued an exemptive order permitting the Partnership to acquire 71,417 shares of class A common stock of EDS Holdings Inc. from an affiliate of the Management Company subject to certain conditions and approval by the Independent General Partners. On July 20, 1992, the Partnership purchased these shares for $963,526, representing original cost of $857,004 plus interest expense of $106,522.

5.   Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners ("IGP's") receives $19,000 annually in quarterly installments, $1,200 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an IGP is required and $1,200 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners).

6. Commitments

Subsequent to the end of the fiscal year, the Partnership approved a commitment to make a follow-on investment of $1.1 million in Corporate Express, Inc. On January 26, 1994, the Management Company purchased this investment on behalf of the Partnership and will hold the investment until the Partnership obtains an exemptive order from the Securities and Exchange Commission allowing the Partnership to acquire this investment from the Management Company. The purchase price to the Partnership will be the lesser of the fair value of the investment or the Management Company's cost, plus interest, as of the date of acquisition by the Partnership. Additionally, the Partnership has guaranteed $1.8 million of bank debt of SDL, Inc. which is payable by the company on or before June 30, 1995. The Partnership also has a $393,043 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED


7. Cash Distributions

On May 26 1993, the Partnership made a cash distribution to Limited Partners of record on March 31, 1993 totaling $15.6 million, or $130 per $1,000 Unit. On April 30, 1992, the Partnership made a cash distribution to Limited Partners of record on March 31, 1992 totaling $9 million, or $75 per $1,000 Unit. On April 26, 1991, the Partnership made a cash distribution to Limited Partners of record on March 31, 1991, totaling $6 million, or $50 per Unit. These distributions primarily represented proceeds received by the Partnership from the sale of certain portfolio investments. Cumulative cash distributions paid to Limited Partners from inception through December 31, 1993 total $42.6 million, or $355 per $1,000 Unit.

Additionally, on March 2, 1994, the General Partners approved a cash distribution to Limited Partners of $16.2 million, or $135 per Unit. This distribution will be paid in May 1994 to Limited Partners of record on March 31, 1994 and will bring cumulative cash distributions paid to Limited Partners to $58.8 million, or $490 per $1,000 Unit.

8. Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action relating to its ownership interest in In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations and that the cost of resolution of the litigation will not have a material impact on the financial condition and results of operations of the Partnership (see Part I, Item 3, Legal Proceedings, for additional information).


ML VENTURE PARTNERS II, L.P.
MONEY MARKET INVESTMENTS                                  SCHEDULE I
DECEMBER 31, 1993 AND 1992



                                     Principal                     Amortized
                                        Amount           Cost           Cost

COMMERCIAL PAPER
Golden Managers Acceptance
    Corporation                    $ 2,000,000    $ 1,988,275    $ 1,996,464
Golden Managers Acceptance
    Corporation                      2,000,000      1,991,933      1,995,233

Total at December 31, 1993         $ 4,000,000    $ 3,980,208    $ 3,991,697





BANKER'S ACCEPTANCE
Tokai Bank                         $ 3,000,000    $ 2,969,521    $ 2,982,675

CERTIFICATE OF DEPOSIT
Chemical Bank                          202,378        202,378        202,378

COMMERCIAL PAPER
Golden Managers Acceptance
    Corporation                      3,000,000      2,985,627      2,993,467
Golden Managers Acceptance
    Corporation                      2,000,000      1,990,146      1,993,163
Dunlop Tire Corporation              1,500,000      1,486,313      1,488,594

Total at December 31, 1992         $ 9,702,378    $ 9,633,985    $ 9,660,277

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

The Partnership

The information set forth under the caption "Election of General Partners" in the Partnership's proxy statement in connection with the 1994 Annual Meeting of Limited Partners to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") is incorporated herein by reference.

The Management Company

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of May 23, 1991, between the Partnership and the Management Company. At March 18, 1994, the directors of the Management Company and the officers of the Management Company involved in the administrative support of the Partnership are:

                                                       Served in Present
Name and Age               Position Held               Capacity Since

Kevin K. Albert (41)       Director                    April 2, 1990
                           President                   July 5, 1991


Robert F. Aufenanger (40)  Director                    April 2, 1990
                           Executive Vice President    February 2, 1993

Robert W. Seitz (47)       Director                    February 1, 1993
                           Vice President              February 2, 1993

Joseph W. Sullivan (36)    Treasurer                   February 2, 1993

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualify. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualify.

Information with respect to Messrs. Aufenanger, Seitz and Sullivan is set forth under Item 13 "Certain Relationships and Related Transactions". The information with respect to Mr. Albert set forth under the subcaption "Individual General Partners" in the Proxy Statement is incorporated herein by reference.

There are no family relationships among any of the Individual General Partners of the Partnership and the officers and directors of the Management Company.

Item 11.  Executive Compensation.

The information with respect to the compensation of the Individual General Partners set forth under the subcaption "Individual General Partners - Compensation" in the Proxy Statement is incorporated herein by reference.

The information with respect to the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth under the subcaption "Managing General Partner - Allocations and
Distributions" in the Proxy Statement is incorporated herein by reference.

The information with respect to the management fee payable to the Management Company set forth under the subcaption "Terms of the Management Agreement - Management Fee" in the Proxy Statement is incorporated herein by reference.

The information with respect to the sub-management fee payable to the Sub-Manager set forth under the subcaption "Terms of Contracts - Sub-Management Agreement" in the Proxy Statement is incorporated herein by reference.

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth under the subcaption "Individual General Partners" in the Partnership's Proxy Statement is incorporated herein by reference.

As of March 18, 1994, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein, a limited partner of the Managing General Partner, owns 34 Units of the Partnership. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Joseph W. Sullivan, a Treasurer of the Management Company and a Controller in the Partnership Analysis and Management Department, joined Merrill Lynch in 1990. From 1988 to 1990, Mr. Sullivan was an Assistant Vice President with Standard & Poor's Debt Rating Group.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)        1.   Financial Statements

           Balance Sheets as of December 31, 1993 and December 31, 1992

           Schedule of Portfolio Investments as of December 31, 1993 Schedule of Portfolio Investments as of December 31, 1992

           Statements of Operations for the years ended December 31, 1993, 1992 and 1991

           Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

           Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1992 and 1991

           Notes to Financial Statements

       2. Schedule I - Money Market Investments as of December 31, 1993
           and 1992

       3. Exhibits

           (3) (a)   Amended and Restated Certificate of Limited
                     Partnership of the Partnership, dated as of January 12, 1987. (1)

           (3) (b)   Amended and Restated Certificate of Limited
                     Partnership of the Partnership, dated July 27, 1990.
                     (2)

           (3) (c)   Amended and Restated Certificate of Limited
                     Partnership of the Partnership, dated March 25, 1991.
                     (3)

           (3) (d) Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of May 4, 1987. (4)

           (3) (e) Amendment No. 1 dated February 14, 1989 to Amended and Restated Agreement of Limited Partnership of the Partnership. (5)

           (3) (f) Amendment No. 2 dated July 27, 1990 to Amended and Restated Agreement of Limited Partnership of the Partnership. (2)

           (3) (g) Amendment No. 3 dated March 25, 1991 to Amended and Restated Agreement of Limited Partnership of the Partnership. (3)

           (3) (h) Amendment No. 4 dated May 23, 1991 to Amended and Restated Agreement of Limited Partnership of the Partnership. (6)

           (10) (a) Management Agreement dated as of May 23, 1991 among the Partnership, Management Company and the Managing General Partner. (6)

           (10) (b)  Form of Sub-Management Agreement among the
                     Partnership, Management Company, the Managing General Partner and the Sub-Manager. (8)

           (13) (a) Page 20 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

           (13) (b) Page 19 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

           (13) (c) Page 17 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

           (28) Prospectus of the Partnership dated February 10, 1987 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a supplement thereto dated April 21, 1987 filed pursuant to Rule 424(c) under the Securities Act of 1933. (7)

(b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period for which this report is filed.



(1) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Securities and Exchange Commission on March 27, 1989.

(2) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990 filed with the Securities and Exchange Commission on November 14, 1990.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange Commission on March 28, 1991.

(4) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 filed with the Securities and Exchange Commission on August 14, 1987.

(5) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 filed with the Securities and Exchange Commission on May 15, 1989.

(6) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 filed with the Securities and Exchange Commission on August 14, 1991.

(7) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 filed with the Securities and Exchange Commission on May 15, 1987.

(8) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 26, 1993.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 1994.


       ML VENTURE PARTNERS II, L.P.


       /s/     Kevin K. Albert
By:    Kevin K. Albert
       General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1994.


By:    MLVPII Co., L.P.
       its Managing General Partner


By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/     Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


By:    /s/     Joseph W. Sullivan
       Joseph W. Sullivan
       Treasurer
       (Principal Financial and Accounting Officer)


By:    /s/     Steward S. Flaschen
       Steward S. Flaschen
       General Partner
       ML Venture Partners II, L.P.


By:    /s/     Jerome Jacobson
       Jerome Jacobson
       General Partner
       ML Venture Partners II, L.P.


By:    /s/     William M. Kelly
       William M. Kelly
       General Partner
       ML Venture Partners II, L.P.

                                 Exhibit Index


Exhibits                                                           Page

(3) (a) Amended and Restated Certificate of Limited Partnership of the Partnership, dated January 12, 1987. (1)

(3) (b) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1990. (2)

(3) (c) Amended and Restated Certificate of Limited Partnership of the Partnership, dated March 25, 1991. (3)

(3) (d) Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of May 4, 1987. (4)

(3) (e)   Amendment No. 1 dated February 14, 1989 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (5)

(3) (f)   Amendment No. 2 dated July 27, 1990 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (2)

(3) (g)   Amendment No. 3 dated March 25, 1991 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (3)

(3) (h)   Amendment No. 4 dated May 23, 1991 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (6)

(10) (a)  Management Agreement dated as of May 23, 1991 among the
          Partnership, Management Company and the Managing
          General Partner. (6)

(10) (b)  Form of Sub-Management Agreement among the Partnership,
          Management Company, the Managing General Partner and the Sub-Manager. (8)

(13) (a) Page 20 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(13) (b) Page 19 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(13) (c) Page 17 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(28) Prospectus of the Partnership dated February 10, 1987 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a supplement thereto dated April 21, 1987 filed pursuant to Rule 424(c) under the Securities Act of 1933. (7)

______________________________

(1) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Securities and Exchange Commission on March 27, 1989.

(2) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990 filed with the Securities and Exchange Commission on November 14, 1990.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange Commission on March 28, 1991.

(4) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 filed with the Securities and Exchange Commission on August 14, 1987.

(5) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 filed with the Securities and Exchange Commission on May 15, 1989.

(6) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 filed with the Securities and Exchange Commission on August 14, 1991.

(7) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 filed with the Securities and Exchange Commission on May 15, 1987.

(8) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 26, 1993.