Form 10-Q
period 1994-03-31
ML VENTURE PARTNERS II LP
filed 1994-05-13
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1994

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

Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

                                     INDEX
                         ML VENTURE PARTNERS II, L.P.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of March 31, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of March 31, 1994 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1994 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.


ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS


                                                  March 31, 1994 December 31,
                                                  (Unaudited)          1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $53,186,239 at March 31, 1994
   and $55,130,444 at December 31, 1993)     $   83,808,643   $ 107,038,636
 Short-term investments, at amortized cost       20,929,291       3,991,697
Cash and cash equivalents                         1,048,352       1,412,882
Accrued interest receivable                         300,928         220,067
Notes receivable                                    153,729         102,579
Receivable from securities sold                           -         321,300

TOTAL ASSETS                                  $ 106,240,943   $ 113,087,161

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7            $  16,200,000
Accounts payable                                    246,459 $        41,535
Due to Management Company - Note 4                  352,617         353,242
Due to Independent General Partners - Note 5          21,450         21,450
 Total liabilities                               16,820,526         416,227

Partners' Capital:
Managing General Partner                          2,633,019       1,033,457
Individual General Partners                           3,830           3,410
Limited Partners (120,000 Units)                 56,161,164      59,725,875
Unallocated net unrealized appreciation
 of investments - Note 2                         30,622,404      51,908,192
 Total partners' capital                         89,420,417     112,670,934

TOTAL LIABILITIES AND PARTNERS' CAPITAL       $ 106,240,943   $ 113,087,161

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MARCH 31, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

Biocircuits Corporation*(A)
515,269 shares of Common Stock              May 1991  $1,422,501    $594,492

Borg-Warner Automotive, Inc.*(A)
500,000 shares of Common Stock              Sept. 1988 2,500,000  11,700,000

Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock              Sept. 1988 2,500,000   6,346,875

CellPro, Incorporated*(A)(B)
413,333 shares of Common Stock              Mar. 1989    768,242   6,662,928

Children's Discovery Centers of America, Inc.*(A)
115,267 shares of Common Stock              July 1988  2,000,259   1,327,876

Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock           Jan. 1991  2,037,290     807,350
Warrants to purchase 20,238 shares of Common Stock
 at $3.75 per share, expiring on 7/31/97                       0           0

Corporate Express, Inc.*
442,136 shares of Common Stock              May 1992      99,478   2,431,748
914,250 shares of Preferred Stock                      1,830,435   5,028,375

Diatech, Inc.*
1,258,006 shares of Preferred Stock         Dec. 1991  2,620,015   3,145,015

Eckerd Corporation*(A)
92,843 shares of Common Stock               July 1992    857,004   1,542,355

Elantec, Inc.
2,889,947 shares of Preferred Stock         Aug. 1988  1,069,569   1,069,569
852,273 shares of Common Stock                           340,909     340,909

Home Express, Inc.*
486,067 shares of Preferred Stock           June 1992  1,822,751   2,303,957

Horizon Cellular Telephone Company, L.P.:
 HCTC Investment, L.P.
 10% Promissory Note                        May 1992   2,587,500   2,587,500

 SPTHOR Corporation
 10% Promissory Note                        May 1992     646,875     646,875
 34.5 shares of Common Stock                             215,625     215,625

I.D.E. Corporation*
493,391 shares of Preferred Stock           Mar. 1988  1,110,909     555,455

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MARCH 31, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

IDEC Pharmaceuticals Corporation(A):
 ML/MS Associates, L.P.*
 34.4% Limited Partnership interest         June 1989 $3,960,000  $3,960,000
 Warrants to purchase 380,000 shares of Common Stock
   of IDEC Pharmaceuticals Corporation at $7.25 per
   share, expiring on 2/17/95                            217,391           0

 MLMS Cancer Research, Inc.
 400,000 shares of Common Stock             July 1989     46,957      46,957

Inference Corporation
702,427 shares of Preferred Stock           Apr. 1993    785,032     785,032
Warrants to purchase 193,682 shares of Preferred Stock
 at $1 per share, expiring on 4/19/99                     22,777      22,777
Warrants to purchase 24,233 shares of Preferred Stock
 at $1.05 per share, expiring on 12/16/97                  6,531       6,531
Warrants to purchase 295,827 shares of Common Stock
 at $1 per share, expiring on 6/10/98                     79,725      79,725

Komag, Incorporated(A)(B)
144,486 shares of Common Stock              Aug. 1988  1,331,561   3,075,385

Ligand Pharmaceuticals Inc.*(A)
115,440 shares of Class A Common Stock      Apr. 1989    304,116     994,227
346,323 shares of Class B Common Stock                   912,350   1,919,149
Warrants to purchase 5,158 shares of Common Stock
 at $4.80 per share, expiring between
 1/18/96 and 7/31/97                                           0       7,872

Micro Linear Corporation
800,214 shares of Common Stock              Aug. 1988  1,120,300     960,257

Neocrin Corporation
1,586,831 shares of Preferred Stock         June 1991  3,369,046   2,102,381

OccuSystems, Inc.
531,400 shares of Preferred Stock           June 1993  2,657,000   2,657,000

Photon Dynamics, Inc.*
990,530 shares of Preferred Stock           Sept. 1988 2,034,090     375,000

Raytel Medical Corporation*
1,000,000 shares of Preferred Stock         Feb. 1990  1,000,000   2,000,000

Regeneron Pharmaceuticals, Inc.*(A)(B)
1,377,895 shares of Common Stock            Jan. 1988  1,616,740   7,633,538

Sanderling Biomedical, L.P.*(C)
80% Limited Partnership interest            May 1988   2,000,000   2,442,069

Shared Resource Exchange, Inc.
2,777 shares of Common Stock                Apr. 1987    250,000           0

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MARCH 31, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

SDL, Inc.*
8% Subordinated Note                        July 1992 $2,019,721  $2,019,721
97,011 shares of Common Stock                            169,769     169,769
26,270 shares of Preferred Stock                         849,834     849,834

Target Vision, Inc.*
395,000 shares of Preferred Stock           Apr. 1987    395,000           0

The Business Depot Ltd.* (D)
94,435 shares of Preferred Stock            May 1992   1,214,184   1,214,184

United States Paging Corporation*(A)
450,053 shares of Common Stock              Apr. 1987  1,479,405   1,689,386
Warrants to purchase 16,887 shares of Common Stock
 at $3.33 per share, expiring between
 2/27/95 and 4/28/95                                           0           0
Warrants to purchase 5,537 shares of Common Stock
 at $4.22 per share, expiring on 6/23/94                       0           0
Warrants to purchase 25,330 shares of Common Stock
 at $.89 per share, expiring between
 12/15/95 and 3/8/96                                           0      50,597

Viasoft, Inc.
861,885 shares of Preferred Stock           Dec. 1987    915,348   1,440,348

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS             $53,186,239 $83,808,643





SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)


                                       Cost    Realized Gain           Return

TOTALS FROM LIQUIDATED
PORTFOLIO INVESTMENTS           $57,565,208       $5,344,361      $62,909,569


                                                Combined Net         Combined
                                              Unrealized and       Fair Value
                                       Cost    Realized Gain       and Return

TOTALS FROM ACTIVE & LIQUIDATED
PORTFOLIO INVESTMENTS          $110,751,447      $35,966,765     $146,718,212


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MARCH 31, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):



(A)  Public company

(B) During the quarter, the Partnership sold the following securities in the public market: 370,000 common shares of CellPro, Incorporated for $11.3 million, realizing a gain of $10.6 million, 140,000 common shares of Regeneron Pharmaceuticals, Inc. for $2.3 million, realizing a gain of $2.2 million and 90,000 common shares of Komag, Incorporated for $2.4 million, realizing a gain of $1.6 million.

(C) Indirectly, the Partnership has an additional investment in Regeneron Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(D) In February 1994, the Partnership sold an option to purchase all of its 94,435 preferred shares of The Business Depot Ltd. for $208,000. The option is exercisable by the holder at 33 Canadian dollars per share (approximately $26.40 per share) before August 1994 or 38 Canadian dollars per share (approximately $30.40 per share) before February 1995.

(E) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1994.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,



                                                        1994           1993

INVESTMENT INCOME AND EXPENSES

 Income:
 Interest from short-term investments            $      102,287  $   154,149
 Interest and other income from portfolio investments   402,887      120,092
 Totals                                                 505,174      274,241

 Expenses:
 Management fee - Note 4                                352,617      384,082
 Mailing and printing                                   128,871      148,228
 Professional fees                                      106,183       94,085
 Independent General Partners' fees - Note 5             22,265       24,777
 Custodial fees                                           3,864        4,684
 Miscellaneous                                            1,175            -
 Bad debt expense - Note 9                                    -      406,355
 Totals                                                 614,975    1,062,211

NET INVESTMENT LOSS                                   (109,801)    (787,970)

Net realized gain from investments sold or
 written-off                                         14,345,072    8,152,171

NET REALIZED GAIN FROM OPERATIONS
 (allocable to Partners) - Note 3                    14,235,271    7,364,201

Net change in unrealized appreciation of investments (21,285,788)  (8,372,629)

NET DECREASE IN NET ASSETS RESULTING FROM
 OPERATIONS                                       $ (7,050,517)$ (1,008,428)

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,




                                                        1994           1993

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                              $    (109,801) $  (787,970)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in receivables and other assets (132,011) 289,369 Increase in accrued interest on short-term
 investments                                           (64,882)     (57,606)
Increase in payables                                    204,299      209,701
Cash used for operating activities                    (102,395)    (346,506)

CASH FLOWS PROVIDED FROM (USED FOR)
 INVESTING ACTIVITIES

Net return (purchase) of short-term investments    (16,872,712) (10,762,924)
Purchase of portfolio investments                      (69,048)  (1,109,120)
Net proceeds from the sale of portfolio investments  16,679,625   12,542,018
Cash provided from (used for) investing activities    (262,135)      669,974

Increase (decrease) in cash and cash equivalents      (364,530)      323,468
Cash and cash equivalents at beginning of period      1,412,882    2,306,339

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,048,352  $ 2,629,807

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1994



                                                      Unallocated
                 Managing Individual               Net Unrealized
                  General    General     Limited     Appreciation
                  Partner   Partners    Partners   of Investments      Total

Balance at
beginning of
period         $1,033,457     $3,410   $59,725,875  $51,908,192 $112,670,934

Accrued cash
distribution payable
May 1994 - Note 7       -          -  (16,200,000)            - (16,200,000)

Allocation of
net investment
loss - Note 3      78,674        (7)     (188,468)            -    (109,801)

Allocation of net
realized gain on
investments
- - - Note 3        1,520,888        427    12,823,757            -   14,345,072

Net change in
unrealized
appreciation of
investments              -         -             - (21,285,788) (21,285,788)

Balance at end
of period      $2,633,019     $3,830 $56,161,164(A) $30,622,404  $89,420,417

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $670 at March 31, 1994. Cumulative cash distributions paid or accrued to Limited Partners from inception to March 31, 1994 totaled $490 per Unit.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

2. Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is clearly no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

3. Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to March 31, 1994, the Partnership had a $7.4 million net realized gain from its venture capital investments.

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


ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


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

6. Commitments

At March 31, 1994, the Partnership had a commitment to make a follow-on investment of $1.1 million in Corporate Express, Inc. The Management Company purchased this investment on behalf of the Partnership and will hold the investment until the Partnership obtains an exemptive order from the Securities and Exchange Commission allowing the Partnership to acquire this investment from the Management Company. The purchase price to the Partnership will be the lesser of the fair value of the investment or the Management Company's cost, plus interest, as of the date of acquisition by the Partnership. Additionally, the Partnership has guaranteed $1.8 million of bank debt of SDL, Inc. which is payable by the company on or before June 30, 1995. The Partnership also has a $393,043 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc.

7. Cash Distributions

On May 26, 1993, the Partnership made a cash distribution to Limited Partners of record on March 31, 1993 totaling $15.6 million, or $130 per $1,000 Unit. This distribution primarily represented proceeds received by the Partnership from the sale of certain portfolio investments. Additionally, on March 2, 1994, the General Partners approved a cash distribution to Limited Partners of $16.2 million, or $135 per Unit. This distribution will be paid in May 1994 to Limited Partners of record on March 31, 1994 and will bring cumulative cash distributions paid to Limited Partners to $58.8 million, or $490 per $1,000 Unit.

8. Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action relating to its ownership interest in In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations and that the cost of resolution of the litigation will not have a material impact on the financial condition and results of operations of the Partnership.

9. Bad Debt Expense

On March 31, 1993, the Partnership wrote off its $1.7 million promissory note dated May 17, 1988 due from Ogle Resources, Inc. As a result, the Partnership realized a bad debt expense of $406,355 representing accrued interest receivable from the note.

10.  Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1994, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended March 31, 1994, the Partnership invested $69,000 in one existing portfolio investment. From its inception through March 31, 1994, the Partnership had invested $110.8 million in 58 portfolio investments. Additionally, the Partnership has a commitment to make a follow-on investment of $1.1 million in Corporate Express, Inc. As of March 31, 1994, 28 of the Partnership's 58 portfolio investments had been fully liquidated and 8 investments had been partially liquidated.
Portfolio investments liquidated through March 31, 1994, had a cost of $57.6 million and returned $62.9 million, resulting in a cumulative net realized gain of $5.4 million.

Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies, is distributed to Partners as soon as practicable after receipt. Accordingly, on March 2, 1994, the General Partners approved a cash distribution to Limited Partners of $16.2 million, or $135 per $1,000 Unit, primarily representing proceeds received from the sale of certain portfolio investments. This distribution will be paid in May 1994 to Limited Partners of record on March 31, 1994 and will bring cumulative cash distributions to Limited Partners to $58.8 million, or $490 per $1,000 Unit.

At March 31, 1994, the Partnership held $22 million in cash and short-term investments; $20.9 million in short-term securities with maturities of less than one year and $1 million in an interest-bearing cash account. As discussed above, $16.2 million of the $22 million in cash and short-term investments will be distributed to Limited Partners in May 1994.

Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves and from proceeds received from the future sale of portfolio investments.

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss. For the three months ended March 31, 1994 and 1993, the Partnership had a net realized gain from operations of $14.2 million and $7.4 million, respectively.

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1994, the Partnership had a $14.3 million net realized gain from portfolio investments sold or written-off. During the quarter, the Partnership sold the following securities in the public market: 370,000 common shares of CellPro, Incorporated for $11.3 million, realizing a gain of $10.6 million, 140,000 common shares of Regeneron Pharmaceuticals, Inc. for $2.3 million, realizing a gain of $2.2 million, 90,000 common shares of Komag, Incorporated for $2.4 million, realizing a gain of $1.6 million and 78,271 common shares of Ringer Corporation for $254,000, realizing a gain of $20,000. Also during the quarter, the Partnership received the final escrow payment from the sale of its investment in R-Byte Inc. resulting in a realized gain of $44,000. Additionally, the Partnership wrote off its $100,000 investment in Research Applications, Inc.

For the three months ended March 31, 1993, the Partnership had an $8.2 million net realized gain from portfolio investments sold or written-off. In January 1993, the Partnership sold its investment in Pyxis Corporation in a private transaction for $7.8 million, realizing a gain of $7.2 million. During the quarter, the Partnership sold 275,000 common shares of Regeneron in the public market for $4.2 million, realizing a gain of $3.9 million. The Partnership also sold 187,912 common shares of Ringer in the public market for $567,000, realizing a gain of $4,000. Also during the quarter, the Partnership wrote off its $2 million investment in Ogle Resources, Inc. and its $900,000 remaining investment in Communications International, Inc. ("CII") due to continued operational and financial difficulties at these companies.

Investment Income and Expenses - For the three months ended March 31, 1994 and 1993, the Partnership had a net investment loss of $110,000 and $788,000, respectively. The lower net investment loss for the 1994 period compared to the 1993 period, primarily is attributable to an increase in interest and other income from portfolio investments for the 1994 period and a bad debt expense of $406,000 recorded during 1993, as discussed below. Interest and other income from portfolio investments for the three months ended March 31, 1994 and 1993 was $403,000 and $120,000, respectively. The increase in interest and other income from portfolio investments for the 1994 period compared to the 1993 period, primarily is due to the receipt of purchase option income of $208,000 in the 1994 period. Such income resulted from the sale by the Partnership of an option to purchase its preferred shares of The Business Depot Ltd. for 33 Canadian dollars per share before August 1994 or 38 Canadian dollars before February 1995. The bad debt expense of $406,000 recorded during the quarter ended March 31, 1993 represented accrued interest on a $1.7 million promissory note due from Ogle Resources, Inc., which was written-off on March 31, 1993.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended March 31, 1994 and 1993, was $353,000 and $384,000, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest received on short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the quarter ended March 31, 1994, the Partnership had a net unrealized loss from its portfolio investments of $9.2 million primarily resulting from the net downward revaluation of the Partnership's publicly traded securities. During the quarter ended March 31, 1994, the Partnership transferred a net $12.1 million from unrealized gain to realized gain related to the sale of CellPro, Regeneron, Komag and Ringer shares, as discussed above. The $9.2 million unrealized loss and the $12.1 million net transfer from unrealized gain to realized gain, resulted in a $21.3 million reduction to the Partnership's net unrealized appreciation of investments for the three month period.

For the quarter ended March 31, 1993, the Partnership had a net unrealized gain from its portfolio investments of $1.4 million, primarily resulting from the upward revaluation of the Partnership's publicly traded securities. During the quarter ended March 31, 1993, the Partnership transferred a net $9.8 million from unrealized gain to realized gain related to the sale of Regeneron, Pyxis and Ringer shares and the write-off of CII and Ogle, as discussed above. The $9.8 million net transfer from unrealized gain to realized gain, offset by the $1.4 million unrealized gain, resulted in an $8.4 million reduction to the Partnership's net unrealized appreciation of investments for the three month period.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the three months ended March 31, 1994 and 1993, the Partnership had a net decrease in net assets resulting from operations of $7.1 million and $1 million, respectively.

At March 31, 1994, the Partnership's net assets were $89.4 million, a decrease of $23.3 million from $112.7 million at December 31, 1993. This decrease resulted from the $16.2 million accrued cash distribution to Limited Partners payable in May 1994 and the $7.1 million net decrease to net assets resulting from operations.

At March 31, 1993, the Partnership's net assets were $93.1 million, a decrease of $16.6 million from $109.7 million at December 31, 1992. This decrease resulted from the $15.6 million accrued cash distribution to Limited Partners payable in May 1993 and the $1 million net decrease to net assets resulting from operations.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1994 and December 31, 1993, was $670 and $852, respectively. The reduction in the Partnership's net asset value of $182 per Unit reflects the accrued cash distribution of $135 per Unit and a decrease in net assets resulting from operations of $47 per Unit.


                          PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.

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

Item 2.   Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

On February 1, 1994, the Partnership purchased 55,238 shares of preferred stock of Viasoft, Inc. for $69,048. This investment is in addition to the 806,647 shares of preferred stock previously owned by the Partnership.

Item 6.        Exhibits and Reports on Form 8-K.
       (a)                   Exhibits

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

           (3)          (f)  Amendment No. 2 dated July 27, 1990 to
                         Amended and Restated Agreement of Limited
                         Partnership of the Partnership. (2)

           (3)          (g)  Amendment No. 3 dated March 25, 1991 to
                         Amended and Restated Agreement of Limited
                         Partnership of the Partnership. (3)

           (3)          (h)  Amendment No. 4 dated May 23, 1991 to Amended
                         and Restated Agreement of Limited Partnership of the Partnership. (6)

           (10)         (a)  Management Agreement dated as of May 23, 1991
                         among the Partnership, Management Company and the Managing General Partner. (6)

           (10)         (b)  Sub-Management Agreement dated as of May 23,
                         1991 among the Partnership, Management Company, the Managing General Partner and the Sub-Manager. (8)

           (28)              Prospectus of the Partnership dated February
                         10, 1987 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a supplement thereto dated April 21, 1987 filed pursuant to Rule 424(c) under the Securities Act of 1933. (7)

       (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.
(1) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Securities and Exchange Commission on March 27, 1989.

(2) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 filed with the Securities and Exchange Commission on November 14, 1990.

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

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       ML VENTURE PARTNERS II, L.P.


By:    /s/     Kevin K. Albert
       Kevin K. Albert
       General Partner


By:    MLVPII Co., L.P.
       its Managing General Partner


By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/     Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


By:    /s/     Joseph W. Sullivan
       Joseph W. Sullivan
       Treasurer
       (Principal Financial and Accounting Officer)



Date:  May 13, 1994

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

(3) (f)   Amendment No. 2 dated July 27, 1990 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (2)

(3) (g)   Amendment No. 3 dated March 25, 1991 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (3)

(3) (h)   Amendment No. 4 dated May 23, 1991 to Amended and
          Restated Agreement of Limited Partnership of the
          Partnership. (6)

(10) (a) Management Agreement dated as of May 23, 1991 among the Partnership, Management Company and the Managing General Partner. (6)

(10) (b) Sub-Management Agreement dated as of May 23, 1991 among the Partnership, Management Company, the Managing General Partner and the Sub-Manager. (8)

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

(2) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990 filed with the Securities and Exchange Commission on November 14, 1990.

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