Form 10-Q
period 1994-06-30
ML VENTURE PARTNERS II LP
filed 1994-08-12
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1994

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

                                     INDEX
                         ML VENTURE PARTNERS II, L.P.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of June 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of June 30, 1994 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1994 (Unaudited)

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


                                                  June 30, 1994  December 31,
                                                  (Unaudited)          1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $53,789,117 at June 30, 1994
   and $55,130,444 at December 31, 1993)       $ 74,595,330   $ 107,038,636
 Short-term investments, at amortized cost        4,032,300       3,991,697
Cash and cash equivalents                           833,924       1,412,882
Accrued interest receivable                         382,523         220,067
Notes receivable                                    206,113         102,579
Receivable from securities sold                           -         321,300

TOTAL ASSETS                                   $ 80,050,190   $ 113,087,161

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                              $     278,864 $        41,535
Due to Management Company - Note 4                  328,705         353,242
Due to Independent General Partners - Note 5         17,850          21,450
 Total liabilities                                  625,419         416,227

Partners' Capital:
Managing General Partner                          2,667,807       1,033,457
Individual General Partners                           3,823           3,410
Limited Partners (120,000 Units)                 55,946,928      59,725,875
Unallocated net unrealized appreciation
 of investments - Note 2                         20,806,213      51,908,192
 Total partners' capital                         79,424,771     112,670,934

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 80,050,190   $ 113,087,161

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
JUNE 30, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

Biocircuits Corporation*(A)
515,269 shares of Common Stock              May 1991 $ 1,422,501   $ 226,074

Borg-Warner Automotive, Inc.*(A)
500,000 shares of Common Stock              Sept. 1988 2,500,000   8,587,500

Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock              Sept. 1988 2,500,000   4,350,000

CellPro, Incorporated*(A)
413,333 shares of Common Stock              Mar. 1989    768,242   5,198,696

Children's Discovery Centers of America, Inc.*(A)
115,267 shares of Common Stock              July 1988  2,000,259   1,281,193

Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock           Jan. 1991  2,037,290     807,350
Warrants to purchase 20,238 shares of Common Stock
 at $3.75 per share, expiring on 7/31/97                       0           0

Corporate Express, Inc.*
442,136 shares of Common Stock              May 1992      99,478   2,431,748
914,250 shares of Preferred Stock                      1,830,435   5,028,375

Diatech, Inc.*
1,258,006 shares of Preferred Stock         Dec. 1991  2,620,015   3,145,015

Eckerd Corporation*(A)
92,843 shares of Common Stock               July 1992    857,004   1,404,831

Elantec, Inc.
2,889,947 shares of Preferred Stock         Aug. 1988  1,069,569   1,069,569
852,273 shares of Common Stock                           340,909     340,909

Home Express, Inc.*
486,067 shares of Preferred Stock           June 1992  1,822,751   2,303,957

Horizon Cellular Telephone Company, L.P.:
 HCTC Investment, L.P.
 10% Promissory Note                        May 1992   2,587,500   2,587,500

 SPTHOR Corporation
 10% Promissory Note                        May 1992     646,875     646,875
 34.5 shares of Common Stock                             215,625     215,625

I.D.E. Corporation*
493,391 shares of Preferred Stock           Mar. 1988  1,110,909     555,455

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
JUNE 30, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

IDEC Pharmaceuticals Corporation(A):
 ML/MS Associates, L.P.*
 34.4% Limited Partnership interest         June 1989$ 3,960,000 $ 3,960,000
 Warrants to purchase 380,000 shares of Common Stock
   of IDEC Pharmaceuticals Corporation at $7.25 per
   share, expiring on 2/17/95                            217,391           0

 MLMS Cancer Research, Inc.
 400,000 shares of Common Stock             July 1989     46,957      46,957

Inference Corporation
702,427 shares of Preferred Stock           Apr. 1993    785,032     785,032
Warrants to purchase 193,682 shares of Preferred Stock
 at $1 per share, expiring on 4/19/99                     22,777      22,777
Warrants to purchase 24,233 shares of Preferred Stock
 at $1.05 per share, expiring on 12/16/97                  6,531       6,531
Warrants to purchase 295,827 shares of Common Stock
 at $1 per share, expiring on 6/10/98                     79,725      79,725

Komag, Incorporated(A)
144,486 shares of Common Stock              Aug. 1988  1,331,561   2,402,441

Ligand Pharmaceuticals Inc.*(A)
115,440 shares of Class A Common Stock      Apr. 1989    304,116     853,535
346,323 shares of Class B Common Stock                   912,350   1,414,486
Warrants to purchase 5,158 shares of Common Stock
 at $4.80 per share, expiring between
 1/18/96 and 7/31/97                                           0       3,347

Micro Linear Corporation
800,214 shares of Common Stock              Aug. 1988  1,120,300   1,120,300

Neocrin Corporation
1,586,831 shares of Preferred Stock         June 1991  3,369,046   2,102,381
9.25% Convertible Note due 6/22/95                       317,592     317,592

OccuSystems, Inc.(B)
504,830 shares of Preferred Stock           June 1993  2,524,150   3,155,188

Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock         Sept. 1988 2,452,226   1,435,181

Raytel Medical Corporation*
1,000,000 shares of Preferred Stock         Feb. 1990  1,000,000   2,000,000
Options to purchase 55,938 shares of Preferred Stock
 at $.71 per share, expiring 10/31/01                          0      72,160

Regeneron Pharmaceuticals, Inc.*(A)
1,377,895 shares of Common Stock            Jan. 1988  1,616,740   4,947,194

Sanderling Biomedical, L.P.*(C)
80% Limited Partnership interest            May 1988   2,000,000   2,055,965

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
JUNE 30, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                            Initial
                                            Investment                  Fair
Company / Position                          Date            Cost       Value

Shared Resource Exchange, Inc.
2,777 shares of Common Stock                Apr. 1987  $ 250,000       $   0

SDL, Inc.*
8% Subordinated Note                        July 1992  2,019,721   2,019,721
97,011 shares of Common Stock                            169,769     169,769
26,270 shares of Preferred Stock                         849,834     849,834

Target Vision, Inc.*
395,000 shares of Preferred Stock           Apr. 1987    395,000           0

The Business Depot Ltd.* (D)
94,435 shares of Preferred Stock            May 1992   1,214,184   1,885,303

United States Paging Corporation*(A)
450,053 shares of Common Stock              Apr. 1987  1,479,405   1,214,018
Warrants to purchase 16,887 shares of Common Stock
 at $3.33 per share, expiring between
 2/27/95 and 4/28/95                                           0           0
Warrants to purchase 25,330 shares of Common Stock
 at $.89 per share, expiring between
 12/15/95 and 3/8/96                                           0      30,016

Viasoft, Inc.
861,885 shares of Preferred Stock           Dec. 1987    915,348   1,465,205

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS            $ 53,789,117$ 74,595,330





SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)


                                       Cost    Realized Gain           Return

TOTALS FROM LIQUIDATED
PORTFOLIO INVESTMENTS          $ 57,698,058      $ 5,394,623     $ 63,092,681


                                                Combined Net         Combined
                                              Unrealized and       Fair Value
                                       Cost    Realized Gain       and Return

TOTALS FROM ACTIVE & LIQUIDATED
PORTFOLIO INVESTMENTS         $ 111,487,175     $ 26,200,836    $ 137,688,011


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
JUNE 30, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):



(A)  Public company

(B) During the quarter, the Partnership sold 26,570 shares of preferred stock of OccuSystems, Inc. for $173,000, realizing a gain of $40,000.

(C) Indirectly, the Partnership has an additional investment in Regeneron Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(D) In February 1994, the Partnership sold an option to purchase all of its 94,435 preferred shares of The Business Depot Ltd. for $208,000. The option is exercisable by the holder at 33 Canadian dollars per share (approximately $23.85 per share) before August 1994 or 38 Canadian dollars per share (approximately $26.74 per share) before February 1995.

(E) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1994.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,

                                 1994        1993         1994        1993

INVESTMENT INCOME AND EXPENSES

 Income:
 Interest from short-term
    investments               $134,524     $112,149    $236,811     $266,298
 Interest and other income from
    portfolio investments      134,503      133,240     537,390      253,332
 Totals                        269,027      245,389     774,201      519,630

 Expenses:
 Management fee - Note 4       328,705      353,837     681,322      737,919
 Professional fees             112,881       50,095     219,064      144,180
 Mailing and printing           31,668        8,707     160,539      156,935
 Independent General Partners' fees
    - Note 5                    21,816       29,025      44,081       53,802
 Custodial fees                  3,574        3,194       7,438        7,878
 Miscellaneous                     100            -       1,275            -
 Bad debt expense - Note 9           -            -           -      406,355
 Totals                        498,744      444,858    1,113,719    1,507,069

NET INVESTMENT LOSS           (229,717)    (199,469)   (339,518)    (987,439)

Net realized gain from investments
 sold or written-off            50,262     2,198,501   14,395,334   10,350,672

NET REALIZED GAIN (LOSS) FROM
 OPERATIONS (allocable to Partners)
 - Note 3                     (179,455)    1,999,032   14,055,816   9,363,233

Net change in unrealized appreciation
 of investments               (9,816,191)  4,264,010   (31,101,979) (4,108,619)

NET INCREASE (DECREASE) IN
 NET ASSETS RESULTING FROM
 OPERATIONS                   $(9,995,646) $6,263,042  $(17,046,163) $5,254,614

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,



                                                        1994           1993

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                              $    (339,518)$   (987,439)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in receivables and other assets (265,990) 406,525 (Increase) decrease in accrued interest on short-term
 investments                                           (10,242)       13,620
Increase in payables                                    209,192      129,444
Cash used for operating activities                    (406,558)    (437,850)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net return (purchase) of short-term investments        (30,361)    4,164,998
Purchase of portfolio investments                     (804,776)  (5,949,722)
Net proceeds from the sale of portfolio investments  16,862,737   15,455,582
Proceeds from repayment of note                               -    1,717,941
Cash provided from investing activities              16,027,600   15,388,799

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Limited Partners - Note 7    (16,200,000) (15,600,000)

Decrease in cash and cash equivalents                 (578,958)    (649,051)
Cash and cash equivalents at beginning of period      1,412,882    2,306,339

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     833,924 $  1,657,288

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1994



                                                      Unallocated
                 Managing Individual               Net Unrealized
                  General    General     Limited     Appreciation
                  Partner   Partners    Partners   of Investments      Total

Balance at
beginning of
period        $ 1,033,457    $ 3,410  $ 59,725,875 $ 51,908,192$ 112,670,934

Cash distribution
paid May 26, 1994
- - Note 7                -          -  (16,200,000)            - (16,200,000)

Allocation of
net investment
loss - Note 3     103,008       (16)     (442,510)            -    (339,518)

Allocation of net
realized gain on
investments
- - Note 3        1,531,342        429    12,863,563            -   14,395,334

Net change in
unrealized
appreciation of
investments              -         -             - (31,101,979) (31,101,979)

Balance at end
of period     $ 2,667,807    $ 3,823$ 55,946,928(A)$ 20,806,213 $ 79,424,771


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $604 at June 30, 1994. Cumulative cash distributions paid to Limited Partners from inception to June 30, 1994 totaled $490 per Unit.


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

3. Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to June 30, 1994, the Partnership had a $7.5 million net realized gain from its venture capital investments.

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

6. Commitments

At June 30, 1994, the Partnership had a commitment to make a follow-on investment of $1.1 million in Corporate Express, Inc. The Management Company purchased this investment on behalf of the Partnership and will hold the investment until the Partnership obtains an exemptive order from the Securities and Exchange Commission allowing the Partnership to acquire this investment from the Management Company. The purchase price to the Partnership will be the lesser of the fair value of the investment or the Management Company's cost, plus interest, as of the date of acquisition by the Partnership. Additionally, the Partnership has guaranteed $1.8 million of bank debt of SDL, Inc. which is payable by the company on or before June 30, 1995. The Partnership also has a $393,043 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc.

7. Cash Distributions

On May 26, 1994, the Partnership made a cash distribution to Limited Partners of record on March 31, 1994 totaling $16.2 million, or $135 per $1,000 Unit. On May 26, 1993, the Partnership made a cash distribution to Limited Partners of record on March 31, 1993 totaling $15.6 million, or $130 per $1,000 Unit. These distributions primarily represented proceeds received by the Partnership from the sale of certain portfolio investments. Cumulative cash distributions paid to Limited Partners total $58.8 million, or $490 per $1,000 Unit.

8. Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations and that the cost of resolution of the litigation will not have a material impact on the financial condition and results of operations of the Partnership.

9. Bad Debt Expense

On March 31, 1993, the Partnership wrote off its $1.7 million promissory note dated May 17, 1988 due from Ogle Resources, Inc. As a result, the Partnership realized a bad debt expense of $406,355 representing accrued interest receivable from the note.

10.  Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1994, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended June 30, 1994, the Partnership invested $736,000 in two existing portfolio investments. From its inception through June 30, 1994, the Partnership invested $111.5 million in 58 portfolio investments. Additionally, the Partnership has a commitment to make a follow-on investment of $1.1 million in Corporate Express, Inc. As of June 30, 1994, 28 of the Partnership's 58 portfolio investments had been fully liquidated and 9 investments had been partially liquidated. Portfolio investments liquidated through June 30, 1994, had a cost of $57.7 million and returned $63.1 million, resulting in a cumulative net realized gain of $5.4 million.

Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies, is distributed to Partners as soon as practicable after receipt. Accordingly, on May 26, 1994, the Partnership made a cash distribution to Limited Partners of record on March 31, 1994 totaling $16.2 million, or $135 per $1,000 Unit. The distribution primarily represented proceeds received from the sale of certain portfolio investments and brings cumulative cash distributions to Limited Partners to $58.8 million, or $490 per $1,000 Unit.

At June 30, 1994, the Partnership held $4.87 million in cash and short-term investments; $4.03 million in short-term securities with maturities of less than one year and $834,000 in an interest-bearing cash account. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves and from proceeds received from the future sale of portfolio investments.

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss. For the three and six months ended June 30, 1994, the Partnership had a net realized loss from operations of $179,000 and a net realized gain from operations of $14.1 million, respectively.
For the three and six months ended June 30, 1993, the Partnership had a net realized gain from operations of $2 million and $9.4 million, respectively.

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1994, the Partnership had a $50,000 and a $14.4 million net realized gain from portfolio investments sold or written-off, respectively. In June 1994, the Partnership sold 26,570 shares of OccuSystems, Inc. in a private transaction for $173,000, realizing a gain of $40,000. Also during the three months ended June 30, 1994, the Partnership realized a gain of $10,000 from the receipt of a final escrow payment relating to the sale of its investment in R-Byte Inc. During the three months ended March 31, 1994, the Partnership sold the following securities in the public market: 370,000 common shares of CellPro, Incorporated for $11.3 million, realizing a gain of $10.6 million, 140,000 common shares of Regeneron Pharmaceuticals, Inc. for $2.3 million, realizing a gain of $2.2 million, 90,000 common shares of Komag, Incorporated for $2.4 million, realizing a gain of $1.6 million and 78,271 common shares of Ringer Corporation for $254,000, realizing a gain of $20,000. Also during the three months ended March 31, 1994, the Partnership realized gains totaling $44,000 from the receipt of R-Byte escrow payments. Additionally, the Partnership wrote off its $100,000 investment in Research Applications, Inc.

For the three and six months ended June 30, 1993, the Partnership had a $2.2 million and a $10.4 million net realized gain from portfolio investments sold and written-off, respectively. During the three months ended June 30, 1993, the Partnership sold 230,000 common shares of Regeneron in the public market for $3.7 million, realizing a gain of $3.4 million. In-Store Advertising, Inc. ("ISA") filed for protection under Chapter 11 of the federal Bankruptcy Code resulting in the write-off of the Partnership's remaining $1.1 million investment in the company. The Partnership received a final liquidation payment from InteLock Corporation resulting in the write-off of the Partnership's remaining $123,000 investment in the company.
During the three months ended March 31, 1993, the Partnership sold its investment in Pyxis Corporation in a private transaction for $7.8 million, realizing a gain of $7.2 million and sold 275,000 common shares of Regeneron for $4.2 million, realizing a gain of $3.9 million. The Partnership also sold 187,912 common shares of Ringer for $567,000, realizing a gain of $4,000. The Partnership wrote-off its $2 million investment in Ogle Resources, Inc. and the remaining $900,000 of its investment in Communications International, Inc. ("CII") due to continued operational and financial difficulties at these companies.

Investment Income and Expenses - For the three months ended June 30, 1994 and 1993, the Partnership had a net investment loss of $230,000 and $199,000, respectively. The increase in net investment loss for the 1994 period compared to the 1993 period primarily is attributable to an increase in operating expenses, primarily professional fees relating to the ISA Litigation (see Note 8 of Notes to Financial Statements). For the six months ended June 30, 1994 and 1993, the Partnership had a net investment loss of $340,000 and $987,000, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period primarily is attributable to an increase in interest and other income from portfolio investments for the 1994 period and a bad debt expense recorded during 1993, as discussed below. These decreases to net investment loss were partially offset by an increase in professional fees related to the ISA litigation. For the six months ended June 30, 1994 and 1993, interest and other income from portfolio investments was $537,000 and $253,000, respectively. The increase in interest and other income from portfolio investments for the 1994 period compared to the 1993 period primarily is due to the receipt of purchase option income of $208,000 in the 1994 period. Such income resulted from the sale by the Partnership of an option to purchase its preferred shares of The Business Depot Ltd. The bad debt expense of $406,000 recorded during the 1993 period represented accrued interest on a $1.7 million promissory note due from Ogle Resources, Inc., which was written-off on June 30, 1993.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 1994 and 1993, was $329,000 and $354,000, respectively. The management fee for the six months ended June 30, 1994 and 1993, was $681,000 and $738,000, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest received on short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1994, the Partnership had a net unrealized loss from its portfolio investments of $19.0 million primarily resulting from the net downward revaluation of the Partnership's publicly traded securities. Additionally, during the six months ended June 30, 1994, a net $12.1 million was transferred from unrealized gain to realized gain relating to the sale of CellPro, Regeneron, Ringer and Komag shares, as discussed above. The $19.0 million unrealized loss and the $12.1 million net transfer from unrealized gain to realized gain resulted in a $31.1 million reduction to the Partnership's net unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1993, the Partnership had a net unrealized gain from its portfolio investments of $7.2 million, primarily resulting from the upward revaluation of the Partnership's investment in Regeneron. During the six months ended June 30, 1993, a net $11.3 million was transferred from unrealized gain to realized gain primarily relating to the sale of Pyxis and Regeneron shares, as discussed above. The $7.2 million unrealized gain and the $11.3 million net transfer from unrealized gain to realized gain, resulted in a $4.1 million reduction to the Partnership's net unrealized appreciation of investments for the six month period.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the six months ended June 30, 1994 and 1993, the Partnership had a net decrease in net assets resulting from operations of $17.1 million and a net increase in net assets resulting from operations of $5.2 million, respectively.

At June 30, 1994, the Partnership's net assets were $79.4 million, a decrease of $33.3 million from $112.7 million at December 31, 1993. This decrease resulted from the $16.2 million cash distribution paid to Limited Partners in May 1994 and the $17.1 million net decrease in net assets resulting from operations for the six month period.

At June 30, 1993, the Partnership's net assets were $99.3 million, a decrease of $10.4 million from $109.7 million at December 31, 1992. This decrease resulted from the $15.6 million cash distribution to Limited Partners paid in May 1993 exceeding the $5.2 million net increase in net assets resulting from operations for the six month period.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1994 and December 31, 1993, was $604 and $852, respectively. The reduction to the Partnership's net asset value of $248 per Unit for the six months ended June 30, 1994, reflects the cash distribution of $135 per Unit and the decrease in net assets resulting from operations of $113 per Unit.


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

Item 5.   Other Information.

On May 23, 1994, the Partnership purchased 232,298 shares of preferred stock of Photon Dynamics, Inc. for $418,136. This investment is in addition to the 990,530 shares of preferred stock previously owned by the Partnership.

On June 21, 1994, the Partnership purchased a 9.25% convertible note of Neocrin Corporation for $317,592. This investment is in addition to the 1,586,831 shares of preferred stock previously owned by the Partnership.

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



Date:  August 12, 1994

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