Form 10-Q
period 1994-09-30
ML VENTURE PARTNERS II LP
filed 1994-11-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1994

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
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)

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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of September 30, 1994 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1994 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.


ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS


                                                                                September 30, 1994            December 31,
                                                                                       (Unaudited)                   1993
ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $52,679,933 at
    September 30, 1994 and $55,130,444 at December 31, 1993)                         $    80,377,799          $     107,038,636
    Short-term investments, at amortized cost                                              4,736,321                  3,991,697
Cash and cash equivalents                                                                    734,938                  1,412,882
Accrued interest and other receivables                                                       545,789                    220,067
Notes receivable                                                                             206,139                    102,579
Receivable from securities sold                                                                    -                    321,300
                                                                                                   -                    -------

TOTAL ASSETS                                                                         $    86,600,986          $     113,087,161
                                                                                     =    ==========          =     ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                     $       110,666          $          41,535
Due to Management Company - Note 4                                                           327,873                    353,242
Due to Independent General Partners - Note 5                                                  21,450                     21,450
                                                                                              ------                     ------
    Total liabilities                                                                        459,989                    416,227
                                                                                             -------                    -------

Partners' Capital:
Managing General Partner                                                                   1,599,737                  1,033,457
Individual General Partners                                                                    3,853                      3,410
Limited Partners (120,000 Units)                                                          56,839,541                 59,725,875
Unallocated net unrealized appreciation of investments - Note 2                           27,697,866                 51,908,192
                                                                                          ----------                 ----------
    Total partners' capital                                                               86,140,997                112,670,934
                                                                                          ----------                -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    86,600,986          $     113,087,161
                                                                                     =    ==========          =     ===========


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                            May 1991             $  1,422,501     $       326,552
- ------------------------------                                            --------             -  ---------     -       -------
Borg-Warner Automotive, Inc.*(A)(B)
500,000 shares of Common Stock                                            Sept. 1988              2,500,000           9,690,970
- ------------------------------                                            ----------              ---------           ---------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988              2,500,000           4,068,750
- ------------------------------                                            ----------              ---------           ---------
CellPro, Incorporated*(A)
423,333 shares of Common Stock                                            Mar. 1989                 873,242           6,453,182
- ------------------------------                                            ---------                 -------           ---------
Children's Discovery Centers of America, Inc.(A)
115,267 shares of Common Stock                                            July 1988               2,000,259           1,292,915
- ------------------------------                                            ---------               ---------           ---------
Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock                                         Jan. 1991               2,037,290             807,350
Warrants to purchase 20,238 shares of Common Stock
    at $3.75 per share, expiring on 7/31/97                                                               0                   0
    ---------------------------------------                                                               -                   -
Corporate Express, Inc.*(A)(C)
678,193 shares of Common Stock                                            May 1992                1,929,913           9,446,159
- ------------------------------                                            --------                ---------           ---------
Diatech, Inc.*
1,258,006 shares of Preferred Stock                                       Dec. 1991               2,620,015           3,145,015
- -----------------------------------                                       ---------               ---------           ---------
Eckerd Corporation*(A)
92,843 shares of Common Stock                                             July 1992                 857,004           1,786,067
- -----------------------------                                             ---------                 -------           ---------
Elantec, Inc.
2,889,947 shares of Preferred Stock                                       Aug. 1988               1,069,569           1,069,569
852,273 shares of Common Stock                                                                      340,909             340,909
- ------------------------------                                                                      -------             -------
Home Express, Inc.*
486,067 shares of Preferred Stock                                         June 1992               1,822,751           2,303,957
- ---------------------------------                                         ---------               ---------           ---------
Horizon Cellular Telephone Company, L.P.:
    HCTC Investment, L.P.
    10% Promissory Note                                                   May 1992                2,587,500           2,587,500
    SPTHOR Corporation
    10% Promissory Note                                                   May 1992                  646,875             646,875
    34.5 shares of Common Stock                                                                     215,625             215,625
    ---------------------------                                                                     -------             -------
I.D.E. Corporation*
493,391 shares of Preferred Stock                                         Mar. 1988               1,110,909             555,455
- ---------------------------------                                         ---------               ---------             -------
IDEC Pharmaceuticals Corporation(A):
    ML/MS Associates, L.P.*
    34.4% Limited Partnership interest                                    June 1989               3,960,000           3,960,000
    Warrants to purchase 380,000 shares of Common Stock of
      IDEC Pharmaceuticals Corporation at $7.25 per share,
      expiring on 2/17/95                                                                           217,391                   0
    MLMS Cancer Research, Inc.
    400,000 shares of Common Stock                                        July 1989                  46,957              46,957
    ------------------------------                                        ---------                  ------              ------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation
702,427 shares of Preferred Stock                                         Apr. 1993            $    785,032     $       785,032
Warrants to purchase 193,682 shares of Preferred Stock
    at $1 per share, expiring on 4/19/99                                                             22,777              22,777
Warrants to purchase 24,233 shares of Preferred Stock
    at $1.05 per share, expiring on 12/16/97                                                          6,531               6,531
Warrants to purchase 295,827 shares of Common Stock
    at $1 per share, expiring on 6/10/98                                                             79,725              79,725
    ------------------------------------                                                             ------              ------
Komag, Incorporated(A)
144,486 shares of Common Stock                                            Aug. 1988               1,331,561           3,329,611
- ------------------------------                                            ---------               ---------           ---------
Ligand Pharmaceuticals Inc.*(A)
115,440 shares of Class A Common Stock                                    Apr. 1989                 304,116             904,186
346,323 shares of Class B Common Stock                                                              912,350           1,587,340
Warrants to purchase 5,158 shares of Common Stock at
    $4.80 per share, expiring between 1/18/96 and 7/31/97                                                 0               3,912
    -----------------------------------------------------                                                 -               -----
Micro Linear Corporation(A)(D)
800,214 shares of Common Stock                                            Aug. 1988               1,120,300           1,749,692
- ------------------------------                                            ---------               ---------           ---------
Neocrin Company(E)
317,366 shares of Preferred Stock                                         June 1991               3,369,046           2,102,381
9.25% Convertible Note due 6/22/95                                                                  317,592             317,592
- ----------------------------------                                                                  -------             -------
OccuSystems, Inc.
504,830 shares of Preferred Stock                                         June 1993               2,524,150           3,155,188
- ---------------------------------                                         ---------               ---------           ---------
Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock                                       Sept. 1988              2,452,226           1,435,181
- -----------------------------------                                       ----------              ---------           ---------
Raytel Medical Corporation*
1,000,000 shares of Preferred Stock                                       Feb. 1990               1,000,000           2,000,000
Options to purchase 55,938 shares of Preferred Stock
    at $.71 per share, expiring 10/31/01                                                                  0              72,160
    ------------------------------------                                                                  -              ------
Regeneron Pharmaceuticals, Inc.(A)
1,377,895 shares of Common Stock                                          Jan. 1988               1,616,740           5,581,026
- --------------------------------                                          ---------               ---------           ---------
Sanderling Biomedical, L.P.*(F)
80% Limited Partnership interest                                          May 1988                2,000,000           2,199,127
- --------------------------------                                          --------                ---------           ---------
Shared Resource Exchange, Inc.
2,777 shares of Common Stock                                              Apr. 1987                 250,000                   0
- ----------------------------                                              ---------                 -------                   -
SDL, Inc.*
8% Subordinated Note                                                      July 1992               2,019,721           2,019,721
97,011 shares of Common Stock                                                                       169,769             169,769
26,270 shares of Preferred Stock                                                                    849,834             849,834
- --------------------------------                                                                    -------             -------
Target Vision, Inc.*
395,000 shares of Preferred Stock                                         Apr. 1987                 395,000                   0
- ---------------------------------                                         ---------                 -------                   -

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
United States Paging Corporation*(A)
450,053 shares of Common Stock                                            Apr. 1987            $  1,479,405     $     1,715,827
Warrants to purchase 16,887 shares of Common Stock at
    $3.33 per share, expiring between 2/27/95 and 4/28/95                                                 0               8,148
Warrants to purchase 25,330 shares of Common Stock at
    $.89 per share, expiring between 12/15/95 and 3/8/96                                                  0              74,027
    ----------------------------------------------------                                                  -              ------
Viasoft, Inc.
861,885 shares of Preferred Stock                                         Dec. 1987                 915,348           1,465,205
- ---------------------------------                                         ---------                 -------           ---------

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $ 52,679,933     $    80,377,799
                                                                                               - ----------     -    ----------


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(H)


                                                                                  Cost        Realized Gain              Return

TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS(G)                                                          $   58,912,242         $  6,726,237     $    65,638,479
                                                                        -   ----------         -  ---------     -    ----------


                                                                                               Combined Net            Combined
                                                                                             Unrealized and          Fair Value
                                                                                  Cost        Realized Gain          and Return

TOTALS FROM ACTIVE & LIQUIDATED PORTFOLIO
INVESTMENTS                                                             $  111,592,175         $ 34,424,103     $   146,016,278
                                                                        =  ===========         = ==========     =   ===========


(A)      Public company

(B) Subsequent to the end of the quarter, on October 6, 1994, Borg-Warner Automotive, Inc. completed a public offering of its common stock. In connection with the offering, the Partnership sold 54,678 shares of common stock for $1.2 million, realizing a gain of $917,000.

(C) On September 23, 1994, Corporate Express, Inc. completed its initial public offering of common stock. In connection with the offering and a one-for-two reverse split of its common stock, the Partnership exchanged its 914,250 preferred shares and 442,136 common shares for 678,193 common shares of the company.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994

ACTIVE PORTFOLIO INVESTMENTS (CONTINUED):



(D) Subsequent to the end of the quarter, on October 13, 1994, Micro Linear Corporation completed its initial public offering of common stock. In connection with the offering, the company effected a 1-for-2.5 reverse split of its outstanding stock. As a result, the Partnership exchanged its 800,214 common shares for 320,085 common shares of the company. Additionally, the Partnership sold 106,666 shares in the offering for $843,000, realizing a gain of $693,000.

(E) During the quarter, Neocrin Company effected a one-for-five reverse split of its common and preferred stock. As a result, the Partnership exchanged its 1,586,831 preferred shares for 317,366 preferred shares of the company.

(F) Indirectly, the Partnership has an additional investment in Regeneron Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(G) During the quarter, the Partnership sold its $1.2 million investment in preferred stock of The Business Depot Ltd. for $2.5 million, realizing a gain of $1.3 million.

(H) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1994.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,

                                                            1994                1993              1994               1993
                                                            ----                ----              ----               ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments               $        52,980    $       54,514     $      289,791     $       320,812
    Interest and other income from portfolio
       investments                                             282,950           151,176            820,340             404,508
                                                               -------           -------            -------             -------
    Totals                                                     335,930           205,690          1,110,131             725,320
                                                               -------           -------          ---------             -------

    Expenses:
    Management fee - Note 4                                    327,041           353,827          1,008,363           1,091,746
    Professional fees                                           60,078            19,234            279,142             163,414
    Mailing and printing                                        30,373            28,822            190,912             185,757
    Independent General Partners' fees - Note 5                 22,190            18,219             66,271              72,021
    Custodial fees                                               3,289             3,351             10,727              11,229
    Miscellaneous                                                    -                94              1,275                  94
    Bad debt expense - Note 9                                        -                 -                  -             406,355
                                                                     -                 -                  -             -------
    Totals                                                     442,971           423,547          1,556,690           1,930,616
                                                               -------           -------          ---------           ---------

NET INVESTMENT LOSS                                           (107,041)         (217,857)          (446,559)         (1,205,296)

Net realized gain from investments sold or
    written-off                                              1,331,614            46,650         15,726,948          10,397,322
                                                             ---------            ------         ----------          ----------

NET REALIZED GAIN (LOSS) FROM
    OPERATIONS (allocable to Partners)
    - Note 3                                                 1,224,573          (171,207)        15,280,389           9,192,026

Net change in unrealized appreciation of
    investments                                              6,891,653         1,454,491        (24,210,326)         (2,654,128)
                                                             ---------         ---------        -----------          ----------

NET INCREASE (DECREASE) IN
    NET ASSETS RESULTING FROM
    OPERATIONS                                         $     8,116,226    $    1,283,284     $   (8,929,937)    $     6,537,898
                                                       =     =========    =    =========     =   ==========     =     =========

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                                1994                 1993
                                                                                                ----                 ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (446,559)    $     (1,205,296)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in receivables and other assets                                               (429,282)             295,739
(Increase) decrease in accrued interest on short-term investments                                   (8,794)               9,078
Increase (decrease) in payables                                                                     43,762              (25,123)
                                                                                                    ------              -------
Cash used for operating activities                                                                (840,873)            (925,602)
                                                                                                  --------             --------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                                   (735,830)           5,662,696
Purchase of portfolio investments                                                                 (909,776)          (8,016,529)
Net proceeds from the sale of portfolio investments                                             19,408,535           16,260,582
Proceeds from repayment of note                                                                          -            2,044,011
                                                                                                         -            ---------
Cash provided from investing activities                                                         17,762,929           15,950,760
                                                                                                ----------           ----------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners - Note 7                                                        (17,600,000)         (15,600,000)
                                                                                               -----------          -----------

Decrease in cash and cash equivalents                                                             (677,944)            (574,842)
Cash and cash equivalents at beginning of period                                                 1,412,882            2,306,339
                                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        734,938     $      1,731,497
                                                                                          =        =======     =      =========


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                                            Unallocated
                                    Managing         Individual                        Net Unrealized
                                     General           General          Limited           Appreciation of
                                     Partner          Partners         Partners             Investments             Total

Balance at beginning
of period                       $     1,033,457     $    3,410     $     59,725,875      $     51,908,192     $     112,670,934

Cash distribution paid
May 26, 1994 - Note 7                         -              -          (16,200,000)                    -           (16,200,000)

Cash distribution paid
September 1, 1994
- - Note 7                             (1,400,000)             -                    -                     -            (1,400,000)

Allocation of net
investment loss - Note 3                157,962            (21)            (604,500)                    -              (446,559)

Allocation of net realized
gain on investments
- - Note 3                              1,808,318            464           13,918,166                     -            15,726,948

Net change in
unrealized appreciation
of investments                                -              -                    -           (24,210,326)          (24,210,326)
                                              -              -                    -           -----------           -----------

Balance at end
of period                       $     1,599,737     $    3,853     $     56,839,541(A)   $     27,697,866     $      86,140,997
                                =     =========     =    =====     =     ==========      =     ==========     =      ==========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $656 at September 30, 1994. Cumulative cash distributions paid to Limited Partners from inception to September 30, 1994 totaled $490 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to September 30, 1994, the Partnership had a $9.2 million net realized gain from its venture capital investments.

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

6.     Commitments

In January 1994, the Management Company made a $1.1 million investment in Corporate Express, Inc. on behalf of the Partnership and is holding such investment until the Partnership obtains an exemptive order from the Securities and Exchange Commission allowing the Partnership to acquire this investment from the Management Company. The purchase price to the Partnership will be the lesser of the fair value of the investment or the Management Company's cost, plus interest, as of the date of acquisition by the Partnership. Additionally, the Partnership has guaranteed $1.8 million of bank debt of SDL, Inc. which is payable by the company on or before June 30, 1995. The Partnership also has a $393,043 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED


7.     Cash Distributions

On September 1, 1994, the Partnership made a $1.4 million cash distribution to the Managing General Partner. On May 26, 1994, the Partnership made a cash distribution to Limited Partners of record on March 31, 1994 totaling $16.2 million, or $135 per $1,000 Unit. On May 26, 1993, the Partnership made a cash distribution to Limited Partners of record on March 31, 1993 totaling $15.6 million, or $130 per $1,000 Unit. These distributions primarily represented proceeds received by the Partnership from the sale of certain portfolio investments. Cash distributions paid to Limited Partners from the inception of the Partnership to September 30, 1994 totaled $58.8 million, or $490 per $1,000 Unit.

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

10.    Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the quarter ended September 30, 1994, the Partnership purchased 10,000 shares of CellPro, Incorporated, an existing portfolio investment, for $105,000. From its inception through September 30, 1994, the Partnership invested $111.6 million in 58 portfolio investments. Additionally, the Partnership has a commitment to purchase a $1.1 million investment in Corporate Express, Inc., purchased by the Management Company on behalf of the Partnership (see Note 6 of Notes to Financial Statements). As of September 30, 1994, 29 of the Partnership's 58 portfolio investments had been fully liquidated and 9 investments had been partially liquidated. Portfolio investments liquidated through September 30, 1994, had a cost of $58.9 million and returned $65.6 million, resulting in a cumulative net realized gain of $6.7 million.

Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies, is distributed to Partners as soon as practicable after receipt. On September 1, 1994, the Partnership made a $1.4 million cash distribution to the Managing General Partner. At September 30, 1994, cumulative cash distributions paid to Limited Partners totaled $58.8 million, or $490 per $1,000 Unit.

At September 30, 1994, the Partnership held $5.5 million in cash and short-term investments; $4.7 million in short-term securities with maturities of less than one year and $735,000 in an interest-bearing cash account. Funds needed to cover future operating expenses and follow-on investments primarily will be obtained from the Partnership's existing cash reserves and from proceeds received from the future sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership had a net realized gain from operations of $1.2 million and $15.3 million, respectively. For the three and nine months ended September 30, 1993, the Partnership had a net realized loss from operations of $171,000 and a net realized gain from operations of $9.2 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1994, the Partnership had a net realized gain from portfolio investments sold or written-off of $1.3 million and $15.7 million, respectively. In August 1994, the Partnership sold its 94,435 preferred shares of The Business Depot Ltd. for $2.5 million, realizing a gain of $1.3 million. Additionally, during the nine month period, the Partnership sold common stock of the following portfolio companies in the public market: 370,000 shares of CellPro, Incorporated for $11.3 million, realizing a gain of $10.6 million; 90,000 shares of Komag, Incorporated for $2.4 million, realizing a gain of $1.6 million; 140,000 shares of Regeneron Pharmaceuticals, Inc. for $2.3 million, realizing a gain of $2.2 million; and 78,271 shares of Ringer Corporation for $254,000, realizing a gain of $20,000. Also, in a private transaction, the Partnership sold 26,570 preferred shares of OccuSystems, Inc. for $173,000, realizing a gain of $40,000. Additionally, the Partnership realized a $54,000 gain from the receipt of final escrow payments relating to the sale of its investment in R-Byte, Inc. and wrote off its remaining $100,000 investment in Research Applications, Inc.

For the three and nine months ended September 30, 1993, the Partnership had a net realized gain from portfolio investments sold and written-off of $47,000 and $10.4 million, respectively. During September 1993, the Partnership received $326,000 from MTI Technology Corporation ("MTI") representing repayment of a promissory note obtained in connection with MTI's acquisition of the Partnership's investment in SF2 Corporation. This transaction resulted in a realized gain of $48,000. During August 1993, the Partnership's warrant to purchase 164,030 common shares of Elantec, Inc. expired resulting in a realized loss of $1,000. Additionally, during nine month period, the Partnership sold 505,000 common shares of Regeneron for $7.9 million, realizing a gain of $7.3 million; 195,262 common shares of Pyxis Corporation for $7.8 million, realizing a gain of $7.2 million; and 187,912 common shares of Ringer Corporation for $567,000, realizing a gain of $4,000. Additionally, the Partnership wrote off its $2 million investment in Ogle Resources, Inc., its remaining $1.1 million investment in In-Store Advertising, Inc. ("ISA") and its remaining $900,000 investment in Communications International, Inc. due to financial difficulties at the companies. The Partnership also received a final liquidation payment from InteLock Corporation resulting in realized loss of $123,000.

Investment Income and Expenses - For the three months ended September 30, 1994 and 1993, the Partnership had a net investment loss of $107,000 and $218,000, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period primarily is attributable to an increase in interest and other income from portfolio investments for the 1994 period reflecting dividends received from Borg-Warner Automotive, Inc. which began during the 1994 period. This increase was partially offset by a $41,000 increase in professional fees for the 1994 period, which included legal fees totaling $50,000 relating to the ISA litigation (see Note 8 of Notes to Financial Statements).

For the nine months ended September 30, 1994 and 1993, the Partnership had a net investment loss of $447,000 and $1.2 million, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period primarily is attributable to an increase in interest and other income from portfolio investments for the 1994 period and a bad debt expense recorded during 1993, as discussed below. The increase in interest and other income from portfolio investments was partially offset by an increase in professional fees for the 1994 period, which included legal fees totaling $132,000 relating to the ISA litigation. The $416,000 increase in interest and other income from portfolio investments for the 1994 period compared to the 1993 period primarily is due to the receipt of purchase option income of $208,000 in the 1994 period and dividends received from Borg-Warner, as discussed above. The purchase option income resulted from the sale by the Partnership of an option to purchase its preferred shares of The Business Depot Ltd. The bad debt expense of $406,000 recorded during the 1993 period represented accrued interest on a $1.7 million promissory note due from Ogle Resources, Inc., which was written-off on June 30, 1993.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 1994 and 1993, was $327,000 and $354,000, respectively. The management fee for the nine months ended September 30, 1994 and 1993, was $1 million and $1.1 million, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest received on short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1994, the Partnership had an $11.4 million net unrealized loss from its portfolio investments primarily resulting from the net downward revaluation of the Partnership's publicly traded securities. Additionally, during the nine month period, a net $12.8 million was transferred from unrealized gain to realized gain primarily relating to the sale of CellPro and Regeneron shares, as discussed above. The $11.4 million unrealized loss and the $12.8 million net transfer from unrealized gain to realized gain resulted in a $24.2 million reduction to the Partnership's net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1993, the Partnership had an $8.5 million net unrealized gain from its portfolio investments primarily resulting from the upward revaluation of the Partnership's investments in Regeneron, CellPro and Corporate Express, Inc. Additionally, during the nine month period, the Partnership transferred a net $11.2 million from unrealized gain to realized gain relating to investments sold or written-off, as discussed above. The $8.5 million unrealized gain offset by the $11.2 million net transfer from unrealized gain to realized gain resulted in a $2.7 million reduction to the Partnership's net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments. For the nine months ended September 30, 1994, the Partnership had a net decrease in net assets resulting from operations of $8.9 million. For the nine months ended September 30, 1993, the Partnership had a net increase in net assets resulting from operations of $6.5 million.

At September 30, 1994, the Partnership's net assets were $86.1 million, a decrease of $26.5 million from $112.7 million at December 31, 1993. This decrease resulted from the $17.6 million of cash distributions paid to Partners during the period and the $8.9 million net decrease in net assets resulting from operations for the nine month period.

At September 30, 1993, the Partnership's net assets were $100.6 million, a decrease of $9.1 million from $109.7 million at December 31, 1992. This decrease resulted from the $15.6 million cash distribution to Limited Partners paid in May 1993 exceeding the $6.5 million net increase in net assets resulting from operations for the nine month period.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1994 and December 31, 1993, was $656 and $852, respectively. The reduction to the Partnership's net asset value of $196 per Unit for the nine months ended September 30, 1994, reflects the cash distribution of $135 per Unit and a decrease in net assets resulting from operations of $61 per Unit.


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

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1994 Annual Meeting of the Limited Partners was held on August 4, 1994. At the meeting the four Individual General Partners, Kevin K. Albert, Steward S. Flaschen, Jerome Jacobson and William M. Kelly, were elected to continue to serve as Individual General Partners and MLVPII Co., L.P. was elected to continue to serve as the Managing General Partner. The following other matters were also voted on and, with the exception of the proposal to amend Paragraph
11.4 of the Amended and Restated Agreement of Limited Partnership with respect to the requirement to hold Annual Meetings of Limited Partners, were approved:

                                                                            Affirmative         Negative
                                                                               Votes              Votes         Abstentions
Ratification of the selection of Deloitte & Touche LLP
as independent auditors of the Partnership for its fiscal
year ending December 31, 1994.                                                 61,393              1,149             2,602

Approval of the continuance of the Management  Agreement among the  Partnership, the Management  Company and the Managing  General Partner and the continuance of the  Sub-Management  Agreement  among  the  Partnership,  the  Managing  General
Partner, the
Management Company and the Sub-Manager.                                        58,991              2,849             3,304

Proposal  to amend  Paragraph  11.4 of the  Amended and  Restated  Agreement  of
Limited  Partnership  with respect to the requirement to hold Annual Meetings of
Limited
Partners.                                                                      51,821              8,393             4,930

Item 5.       Other Information.

During the quarter, the Partnership purchased 10,000 shares of CellPro, Incorporated for $105,000. This investment is in addition to the 413,333 shares of common stock previously owned by the Partnership.

Item 6.                    Exhibits and Reports on Form 8-K.

             (a)                Exhibits

                   (3)          (a)Amended and  Restated  Certificate  of Limited  Partnership  of the  Partnership,  dated as of
                                January 12, 1987. (1)

                   (3)          (b)Amended and Restated  Certificate of Limited  Partnership of the  Partnership,  dated July 27,
                                1990. (2)

                   (3)          (c)Amended and Restated  Certificate of Limited  Partnership of the Partnership,  dated March 25,
                                1991. (3)

                   (3)          (d)Amended and Restated Agreement of Limited  Partnership of the Partnership,  dated as of May 4,
                                1987. (4)

                   (3)          (e)Amendment  No. 1 dated  February  14,  1989 to  Amended  and  Restated  Agreement  of  Limited
                                Partnership of the Partnership. (5)

                   (3)          (f)Amendment No. 2 dated July 27, 1990 to Amended and Restated  Agreement of Limited  Partnership
                                of the Partnership. (2)

                   (3)          (g)Amendment  No.  3  dated  March  25,  1991  to  Amended  and  Restated  Agreement  of  Limited
                                Partnership of the Partnership. (3)

                   (3)          (h)Amendment  No. 4 dated May 23, 1991 to Amended and Restated  Agreement of Limited  Partnership
                                of the Partnership. (6)

                   (10)         (a)Management  Agreement dated as of May 23, 1991 among the Partnership,  Management  Company and the Managing General Partner. (6)

                   (10)         (b)Sub-Management  Agreement dated as of May 23, 1991 among the Partnership,  Management Company, the Managing General Partner and the Sub-Manager. (8)

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



Date:         November 11, 1994

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