Form 10-K
period 1994-12-31
ML VENTURE PARTNERS II LP
filed 1995-03-28
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 15, 1995, 119,866 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.





                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated February 10, 1987, as supplemented by a supplement thereto dated April 21, 1987, are incorporated by reference in Part I and Part II hereof.

Portions of the definitive proxy statement relating to the 1995 Annual Meeting of Limited Partners of the Registrant are incorporated by reference in Part III hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1994 filed with the Securities and Exchange Commission on May 13, 1994 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1994 filed with the Securities and Exchange Commission on August 12, 1994 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1994 filed with the Securities and Exchange Commission on November 11, 1994 are incorporated by reference in Part I hereof.

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

The Partnership operates as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation from its portfolio of venture capital investments. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

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

The Venture Capital Investments

During the year ended December 31, 1994, the Partnership invested $2.4 million in six existing portfolio companies. As of December 31, 1994, the Partnership had invested $113.1 million in 58 portfolio companies. At December 31, 1994, the Partnership's investment portfolio consisted of 28 active investments with a cost of $52.9 million and a fair value of $75.4 million. From its inception through December 31, 1994, the Partnership has fully or partially liquidated investments with an aggregate cost basis of $60.2 million. These liquidated investments returned a total of $69.8 million to the Partnership for a realized gain of $9.6 million. The Partnership also realized interest and dividend income from its venture capital investments totaling $2.4 million from inception to December 31, 1994.

The venture capital investments made by the Partnership during 1994 are as follows:

The description of the Partnership's follow-on investment in Viasoft, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Photon Dynamics, Inc. and Neocrin Company set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference.

The description of the Partnership's follow-on investment in CellPro, Incorporated set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1994 are incorporated herein by reference.

On October 21, 1994, the Partnership purchased a 9% promissory note of Clarus Medical Systems, Inc. for $136,623 which was equal to the face amount of the note.

On December 1, 1994, the Partnership purchased a 9.25% promissory note from Neocrin Company for $311,584 which was equal to the face amount of the note.

On December 13, 1994, the Partnership purchased 97,273 common shares of Corporate Express, Inc. from the Management Company for $1.1 million plus interest expense of $42,000. In connection with a transaction in which affiliates of the Sub-Manager also participated, the Management Company had purchased this investment in January 1994 on behalf of the Partnership and held such investment while the Partnership awaited an exemptive order from the Securities and Exchange Commission allowing it to purchase the investment from the Management Company upon review and approval by the Independent General Partners.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders. The 1995 Annual Meeting of the limited partners of the Partnership is scheduled to be held on May 2, 1995.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of March 15, 1995. The approximate number of holders of Units as of March 15, 1995 is 13,500. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

Beginning with December 1994 client account statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Partnership's managing general partner may continue to provide its estimate of net asset value in quarterly reports to unit holders. Pursuant to the new guidelines, estimated values for limited partnership investments will be provided annually to MLPF&S by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services are not market values and unit holders may not be able to sell their units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, unit holders may not realize the amount shown on their account statements upon the liquidation of the Registrant over its remaining life.

Cash distributions paid to Partners during 1994, 1993 and 1992 and cumulative cash distributions paid from the inception of the Partnership through December 31, 1994 are listed below:

                                        Managing
    Distribution                         General                     Limited                  Per $1,000
        Date                             Partner                    Partners                     Unit
        ----                             -------                    --------                     ----
April 30, 1992                                                  $      9,000,000               $   75
May 26, 1993                                                    $     15,600,000               $  130
May 26, 1994                                                    $     16,200,000               $  135
September 1, 1994                    $    1,400,000

Cumulative totals                    $    1,400,000             $     58,800,000               $  490

Additionally, on March 1, 1995, the General Partners approved a cash distribution to Partners totaling $11.2 million; $9 million, or $75 per unit, to the Limited Partners and $2.2 million to the Managing General Partner. The distribution will be paid in April 1995 to Limited Partners of record on March 31, 1995 and will bring cumulative cash distributions paid to Limited Partners to $67.8 million, or $565 per $1,000 Unit. Cumulative cash distributions paid to the Managing General Partner will total $3.6 million.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1994           1993            1992           1991           1990
                                                           ----           ----            ----           ----           ----
Net Realized Gain (Loss) on Investments                $    18,593     $    10,605    $    (5,677)   $     1,968    $   (15,142)

Net Change in Unrealized Appreciation
of Investments                                             (29,444)          9,430         11,657         14,361          4,525

Net Increase (Decrease) in Net Assets
Resulting from Operations                                  (11,668)         18,581          4,809         15,954         (9,976)

Cash Distributions to Partners                              17,600          15,600          9,000          6,000              -

Cumulative Cash Distributions to Partners                   60,200          42,600         27,000         18,000         12,000

Net Assets                                                  83,402         112,671        109,690        113,881        103,927

Net Unrealized Appreciation of Investments                  22,464          51,908         42,478         30,821         16,460

Purchase of Portfolio Investments                            2,428           8,050         13,781          9,845          7,790

Cumulative Cost of Portfolio Investments                   113,110         110,682        102,633         88,852         79,006

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized Gain (Loss) on Investments                     $  135         $    87        $   (47)         $  16       $   (125)

Net Increase (Decrease) in Net Assets
Resulting from Operations                                      (79)            120             29            104            (65)

Cash Distributions                                             135             130             75             50              -

Cumulative Cash Distributions                                  490             355            225            150            100

Net Unrealized Appreciation of Investments                     148             355            310            225            133

Net Asset Value, Including Net Unrealized
Appreciation of Investments                                    638             852            862            908            854

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During 1994, the Partnership made follow-on investments in six existing portfolio companies totaling $2.4 million and used $1.3 million for operating activities. Also during the year, the Partnership realized a net return of $23.5 million from the sale of certain portfolio investments. During 1994, the Partnership paid cash distributions to Partners totaling $17.6 million.

At December 31, 1994, the Partnership held $7.6 million in cash and short-term investments; $6.9 million in short-term securities with maturities of less than one year and $639,000 in an interest-bearing cash account. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income and from proceeds received from the sale of portfolio investments.

The Partnership does not expect to make any new portfolio investments. Therefore, generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies, is distributed to Partners as soon as practicable after receipt.

Subsequent to the end of the year, the Partnership sold a portion of its common stock holdings in two of its publicly held companies for $6.4 million. As a result, in March 1995, the General Partners approved a cash distribution to Partners of $11.2 million; $9 million, or $75 per unit, to the Limited Partners and $2.2 million to the Managing General Partner. The distribution will be paid in April 1995 to Limited Partners of record on March 31, 1995. After the April 1995 distribution, cumulative cash distributions to Partners will total $71.4 million; $67.8 million, or $565 per unit, to the Limited Partners and $3.6 million to the Managing General Partner.

Results of Operations

For the years ended December 31, 1994 and 1993, the Partnership had a net realized gain from operations of $17.8 million and $9.2 million, respectively. For the year ended December 31, 1992, the Partnership had a net realized loss from operations of $6.8 million. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1994, the Partnership had an $18.6 million net realized gain from portfolio investments. During 1994, the Partnership sold a portion of its common stock holdings in eight of its publicly held investments for $20.2 million, realizing a gain of $17.5 million. The number of common shares sold of each portfolio company were as follows: 55,336 shares of Borg-Warner Automotive, Inc., 79,232 shares of Corporate Express, Inc., 382,000 shares of CellPro, Incorporated, 140,000 shares of Regeneron Pharmaceuticals, Inc., 78,271 shares of Ringer Corporation, 106,666 shares of Micro Linear Corporation, 90,000 shares of Komag, Incorporated and 2,400 shares of MTI Technology Corporation. Additionally, in two private transactions completed during 1994, the Partnership sold its 94,435 preferred shares of The Business Depot Ltd. for $2.8 million, realizing a gain of $1.5 million and sold 26,570 preferred shares of OccuSystems, Inc. for $173,000, realizing a gain of $40,000. Also during 1994, the Partnership wrote-off its $100,000 investment in Research Applications, Inc. and sold its investment in Shared Resource Exchange, Inc., realizing a loss of $250,000. The Partnership also wrote-off the cost of its warrant to purchase 380,000 common shares of IDEC Pharmaceuticals Corporation, which expired in February 1995, realizing a loss of $217,000. The Partnership also realized gains in 1994 totaling $54,000 from the receipt of final escrow payments relating to the 1992 sale of its investment in R-Byte, Inc.

For the year ended December 31, 1993, the Partnership had a $10.6 million net realized gain from portfolio investments. During 1993, the Partnership sold 525,000 common shares of Regeneron Pharmaceuticals in the public market, realizing a gain of $7.6 million. The Partnership also sold 187,912 common shares of Ringer in the public market, realizing a gain of $4,000. In January 1993, the Partnership sold its investment in Pyxis Corporation in a private transaction, realizing a gain of $7.2 million. Also during 1993, In-Store Advertising, Inc. ("ISA") filed for protection under Chapter 11 of the federal Bankruptcy Code resulting in the write-off of the Partnership's remaining $1.1 million investment in the company. The Partnership also received a final liquidation payment from InteLock Corporation resulting in a $123,000 realized loss, wrote-off its $2 million investment in Ogle Resources, Inc. and wrote-off the remaining $900,000 of its investment in Communications International, Inc. ("CII"). Several smaller portfolio transactions completed during the year resulted in an additional $46,000 net realized loss for 1993.

For the year ended December 31, 1992, the Partnership had a $5.7 million net realized loss from portfolio investments. During the year, the Partnership sold its remaining 157,500 common shares of Everex Systems, Inc. in the public market, realizing a gain of $371,000. The Partnership also sold 45,000 common shares of Regeneron Pharmaceuticals in the public market, realizing a gain of $575,000. In September 1992, the Partnership received 50,111 shares of Bolt Beranek and Newman Inc. common stock in connection with the termination of BBN Integrated Switch Partners, L.P. These shares were sold in the public market in October and November 1992 for $200,000, resulting in a realized gain of $13,000. In May 1992, Allez, Inc. filed for protection under Chapter 11 of the federal Bankruptcy Code. As a result, the Partnership wrote-off its $1.8 million investment in the company. In October 1992, the Partnership sold its investment in R-Byte to Exabyte Corporation for $1.3 million, resulting in a realized loss of $444,000. The Partnership also wrote-off the following investments; $1.1 million of its $1.3 million investment in InteLock, $1.1 million of its $2.3 million investment in ISA, $919,000 of its $1.8 million investment in CII, $1.1 million of its $1.5 million investment in Target Vision, Inc. and $102,000 of its remaining investment in TCOM Systems, Inc. due to continued operational and financial difficulties at these companies.

Investment Income and Expenses - For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net investment loss of $817,000, $1.5 million and $1.2 million, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period primarily is attributable to a $682,000 increase in interest and other income from portfolio investments for the 1994 period. This increase primarily was a result of dividends received from Borg-Warner Automotive, Inc., which began during 1994. Additionally, other income from portfolio investments for 1993 includes the write-off of $406,000 of accrued interest receivable related to promissory notes due from Ogle Resources that were written-off in 1993. Expenses increased $56,000 for 1994 compared to 1993, primarily resulting from a $142,000 increase in professional fees for the 1994 period primarily relating to legal fees incurred from the ISA litigation (see Note 8 of Notes to Financial Statements). The Partnership also incurred $42,000 of interest expense during 1994 in connection with its purchase of 97,273 shares of Corporate Express, Inc. from the Management Company (see Note 4 of Notes to Financial Statements). The $142,000 increase in professional fees was offset by a $112,000 decrease in the management fee for the 1994 period, as discussed below.

The increase in net investment loss for the 1993 period compared to the 1992 period is attributable to a reduction in investment income earned in 1993, specifically interest income earned from the Partnership's short-term investments and the write-off, during 1993, of $406,000 of accrued interest receivable related to the Partnership's promissory note due from Ogle, as previously discussed. The reduction in investment income was partially offset by a decrease in the 1993 management fee, as discussed below. Interest earned from short-term investments for the years ended December 31, 1993 and 1992 was $360,000 and $805,000, respectively. The decrease for the 1993 period compared to the 1992 period primarily is due to a reduction in funds invested in short-term investments and declining interest rates during the 1993 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1994, 1993 and 1992, was $1.3 million, $1.4 million and $1.7 million, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the periods discussed were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1994, the Partnership had a $14.4 million net unrealized loss from its portfolio investments, primarily resulting from the net downward revaluation of its publicly traded securities. Additionally during 1994, a net $15 million was transferred from unrealized gain to realized gain relating to portfolio investments sold and written-off during 1994, as discussed above. The $15 million transfer from unrealized gain to realized gain combined with the $14.4 million unrealized loss, resulted in a $29.4 million reduction to the Partnership's net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a $20.8 million unrealized gain resulting from the net upward revaluation of its portfolio investments, primarily Regeneron, Corporate Express and CellPro. Additionally during 1993, a net $11.4 million was transferred from unrealized gain to realized gain relating to portfolio investments sold and written-off during 1993, as discussed above. The $20.8 million unrealized gain, offset by the $11.4 million net transfer from unrealized gain to realized gain, resulted in a $9.4 million increase to the Partnership's net unrealized appreciation of investments for 1993.

For the year ended December 31, 1992, the Partnership had a $6.8 million unrealized gain resulting from the net upward revaluation of certain portfolio investments, primarily Pyxis and CellPro. Additionally during 1992, a net $4.9 million was transferred from unrealized loss to realized loss relating to portfolio investments sold and written-off during 1992, as discussed above. The $6.8 million unrealized gain combined with the $4.9 million transfer from unrealized loss to realized loss resulted in an $11.7 million increase to the Partnership's net unrealized appreciation of investments for 1992.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the year ended December 31, 1994, the Partnership had an $11.7 million net decrease in net assets resulting from operations comprised of the $29.4 million decline in unrealized appreciation offset by the $17.8 million net realized gain from operations for 1994. At December 31, 1994, the Partnership's net assets were $83.4 million, down $29.3 million from $112.7 million at December 31, 1993. This decrease resulted from the $11.7 million decrease in net assets from operations for 1994 and the $17.6 million cash distribution paid to Partners in 1994.

For the year ended December 31, 1993, the Partnership had an $18.6 million net increase in net assets resulting from operations comprised of the $9.2 million net realized gain from operations and the $9.4 million increase in unrealized appreciation for 1993. At December 31, 1993, the Partnership's net assets were $112.7 million, up $3 million from $109.7 million at December 31, 1992. This increase resulted from the $18.6 million net increase in net assets from operations offset by the $15.6 million cash distribution to Limited Partners paid during 1993.

For the year ended December 31, 1992, the Partnership had a net increase in net assets resulting from operations of $4.8 million comprised of the $11.7 million increase in unrealized appreciation offset by the $6.8 million net realized loss from operations for 1992. At December 31, 1992, the Partnership's net assets were $109.7 million, down $4.2 million from $113.9 million at December 31, 1991. This decrease resulted from the $9 million cash distribution paid to Limited Partners during 1992 offset by the $4.8 million increase in net assets from operations for 1992.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1994, 1993 and 1992, was $638, $852 and $862, respectively.

Item 8.       Financial Statements and Supplementary Data.

                          ML VENTURE PARTNERS II, L.P.
                                     INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         INDEPENDENT AUDITORS' REPORT


         ML Venture Partners II, L.P.:

         We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1994 and 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1994 and 1993 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. at December 31, 1994 and 1993, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

         As explained in Note 2, the financial statements include securities valued at $70,024,107 and $107,038,636 at December 31, 1994 and 1993,
         respectively, representing 84% and 95% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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



         Deloitte & Touche LLP

         New York, New York
         February 24, 1995, except for Note 7, as to which the date is March 1, 1995

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS
December 31,


                                                                                                1994                1993
                                                                                                ----                ----
ASSETS

Investments - Note 2
    Portfolio investments, at fair value
      (cost $52,936,366 at December 31, 1994
      and $55,130,444 at December 31, 1993)                                               $     75,400,208    $     107,038,636
    Short-term investments, at amortized cost - Note 9                                           6,935,099            3,991,697
Cash and cash equivalents                                                                          638,868            1,412,882
Accrued interest receivable                                                                        563,815              220,067
Notes receivable                                                                                   250,656              102,579
Receivable from securities sold                                                                      7,655              321,300
                                                                                                     -----              -------

TOTAL ASSETS                                                                              $     83,796,301    $     113,087,161
                                                                                          =     ==========    =     ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                          $         43,472    $          41,535
Due to Management Company - Note 4                                                                 325,000              353,242
Due to Independent General Partners - Note 5                                                        25,350               21,450
                                                                                                    ------               ------
    Total liabilities                                                                              393,822              416,227
                                                                                                   -------              -------

Partners' Capital:
Managing General Partner                                                                         2,191,479            1,033,457
Individual General Partners                                                                          3,917                3,410
Limited Partners (120,000 Units)                                                                58,743,241           59,725,875
Unallocated net unrealized appreciation of investments - Note 2                                 22,463,842           51,908,192
                                                                                                ----------           ----------
    Total partners' capital                                                                     83,402,479          112,670,934
                                                                                                ----------          -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     83,796,301    $     113,087,161
                                                                                          =     ==========    =     ===========

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                            May 1991             $   1,422,501    $       230,428
- ------------------------------                                            --------             -   ---------    -       -------
Borg-Warner Automotive, Inc.*(A)(B)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320          8,254,075
- ------------------------------                                            ----------               ---------          ---------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          3,440,625
- ------------------------------                                            ----------               ---------          ---------
CellPro, Incorporated(A)(C)
411,333 shares of Common Stock                                            Mar. 1989                  764,525          4,641,379
- ------------------------------                                            ---------                  -------          ---------
Children's Discovery Centers of America, Inc.(A)
115,267 shares of Common Stock                                            July 1988                2,000,259          1,163,240
- ------------------------------                                            ---------                ---------          ---------
Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock                                         Jan. 1991                2,037,290            571,357
9% Promissory Note due 3/21/95                                                                       136,623            136,623
Warrants to purchase 20,238 shares of Common Stock
    at $3.75 per share, expiring on 7/31/97                                                                0                  0
    ---------------------------------------                                                                -                  -
Corporate Express, Inc.*(A)(D)
696,234 shares of Common Stock                                            May 1992                 2,964,258          9,263,998
- ------------------------------                                            --------                 ---------          ---------
Diatech, Inc.*
1,258,006 shares of Preferred Stock                                       Dec. 1991                2,620,015          3,145,015
- -----------------------------------                                       ---------                ---------          ---------
Eckerd Corporation*(A)
92,843 shares of Common Stock                                             July 1992                  857,004          2,031,521
- -----------------------------                                             ---------                  -------          ---------
Elantec, Inc.
2,889,947 shares of Preferred Stock                                       Aug. 1988                1,069,569          1,069,569
852,273 shares of Common Stock                                                                       340,909            340,909
- ------------------------------                                                                       -------            -------
Home Express, Inc.*
486,067 shares of Preferred Stock                                         June 1992                1,822,751          2,303,957
- ---------------------------------                                         ---------                ---------          ---------
Horizon Cellular Telephone Company, L.P.:
    HCTC Investment, L.P.
    10% Promissory Note due 3/26/98                                       May 1992                 2,587,500          2,587,500
    SPTHOR Corporation
    10% Promissory Note due 3/26/98                                       May 1992                   646,875            646,875
    34.5 shares of Common Stock                                                                      215,625            215,625
    ---------------------------                                                                      -------            -------
I.D.E. Corporation*
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909            555,455
- ---------------------------------                                         ---------                ---------            -------
IDEC Pharmaceuticals Corporation(A)(E):
    ML/MS Associates, L.P.*
    34.4% Limited Partnership interest                                    June 1989                3,960,000          3,960,000
    MLMS Cancer Research, Inc.
    400,000 shares of Common Stock                                        July 1989                   46,957             46,957
    ------------------------------                                        ---------                   ------             ------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation
702,427 shares of Preferred Stock                                         Apr. 1993            $     785,032    $       785,032
Warrants to purchase 193,682 shares of Preferred Stock
    at $1 per share, expiring on 4/19/99                                                              22,777             22,777
Warrants to purchase 24,233 shares of Preferred Stock
    at $1.05 per share, expiring on 12/16/97                                                           6,531              6,531
Warrants to purchase 295,827 shares of Common Stock
    at $1 per share, expiring on 6/10/98                                                              79,725             79,725
    ------------------------------------                                                              ------             ------
Komag, Incorporated(A)(F)
144,486 shares of Common Stock                                            Aug. 1988                1,331,561          3,731,351
- ------------------------------                                            ---------                ---------          ---------
Ligand Pharmaceuticals Inc.*(A)(G)
499,858 shares of Common Stock                                            Apr. 1989                1,216,466          2,615,507
Warrants to purchase 5,584 shares of Common Stock at
    $3.61 per share to $9.60 per share, expiring between
    1/18/96 and 7/31/97                                                                                    0              2,415
    -------------------                                                                                    -              -----
Micro Linear Corporation(A)(H)
213,419 shares of Common Stock                                            Aug. 1988                  746,969          1,033,482
- ------------------------------                                            ---------                  -------          ---------
Neocrin Company(I)
317,366 shares of Preferred Stock                                         June 1991                3,369,046          1,586,830
9.25% Convertible Notes due 6/22/95                                                                  629,176            629,176
- -----------------------------------                                                                  -------            -------
OccuSystems, Inc.(J)
504,830 shares of Preferred Stock                                         June 1993                2,524,150          3,155,188
- ---------------------------------                                         ---------                ---------          ---------
Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock                                       Sept. 1988               2,452,226          1,435,181
- -----------------------------------                                       ----------               ---------          ---------
Raytel Medical Corporation*
1,000,000 shares of Preferred Stock                                       Feb. 1990                1,000,000          2,000,000
Options to purchase 55,938 shares of Preferred Stock
    at $.71 per share, expiring 10/31/01                                                                   0             72,160
    ------------------------------------                                                                   -             ------
Regeneron Pharmaceuticals, Inc.(A)(K)
1,377,895 shares of Common Stock                                          Jan. 1988                1,616,740          3,883,919
- --------------------------------                                          ---------                ---------          ---------
Sanderling Biomedical, L.P.*(L)
80% Limited Partnership interest                                          May 1988                 2,000,000          1,790,799
- --------------------------------                                          --------                 ---------          ---------
SDL, Inc.*(M)
8% Subordinated Note due 7/17/97                                          July 1992                2,019,721          2,019,721
97,011 shares of Common Stock                                                                        169,769          1,361,064
26,270 shares of Preferred Stock                                                                     849,834            849,834
- --------------------------------                                                                     -------            -------
Target Vision, Inc.*
395,000 shares of Preferred Stock                                         Apr. 1987                  395,000                  0
- ---------------------------------                                         ---------                  -------                  -

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
United States Paging Corporation*(A)(N)
450,053 shares of Common Stock                                            Apr. 1987           $    1,479,405    $     2,146,618
Warrants to purchase 16,887 shares of Common Stock at
    $3.33 per share, expiring between 2/27/95 and 4/28/95                                                  0             24,308
Warrants to purchase 25,330 shares of Common Stock at
    $.89 per share, expiring between 12/15/95 and 3/8/96                                                   0             98,277
    ----------------------------------------------------                                                   -             ------
Viasoft, Inc.(O)
861,885 shares of Preferred Stock                                         Dec. 1987                  915,348          1,465,205
- ---------------------------------                                         ---------                  -------          ---------

Totals from Active Portfolio Investments                                                      $   52,936,366    $    75,400,208
                                                                                              -   ----------    -    ----------


Supplemental Information: Liquidated Portfolio Investments(Q)

                                                       Liquidation                              Realized
Company                                                   Date                Cost             Gain (Loss)                Return
Allez, Inc.                                            1992            $     1,781,320       $   (1,781,320)      $            0
Amdahl Corporation                                     1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                       1990                  2,000,000           (1,999,999)                   1
BBN Advanced Computer Partners, L.P.                   1990                    868,428             (864,028)               4,400
BBN Integrated Switch Partners, L.P.                   1990/1992             5,022,380           (4,822,797)             199,583
Borg-Warner Automotive, Inc.(B)                        1994                    276,680              928,538            1,205,218
Business Depot, Ltd.(P)                                1994                  1,214,184            1,539,475            2,753,659
CellPro, Incorporated(C)                               1994                    796,419           10,742,300           11,538,719
Communications International, Inc.                     1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                            1990/1991             1,131,070           (1,131,069)                   1
Corporate Express, Inc.(D)                             1994                     35,653            1,588,600            1,624,253
Data Recording Systems, Inc.                           1988                  1,615,129           (1,499,999)             115,130
Elantec, Inc.                                          1993                      1,640               (1,640)                   0
Everex Systems, Inc.                                   1991/1992               750,000              447,606            1,197,606
Hoffman & Company, L.P.                                1993                     40,000              (40,000)                   0
IDEC Pharmaceuticals Corporation(E)                    1994                    217,391             (217,391)                   0
In-Store Advertising, Inc.                             1992                  2,259,741           (2,259,741)                   0
InteLock Corporation                                   1992                  1,254,125           (1,251,274)               2,851

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994

                                                       Liquidation                              Realized
Company                                                   Date                Cost             Gain (Loss)                Return
Komag, Incorporated(F)                                 1991/1994       $     1,033,676       $    1,605,568       $    2,639,244
Ligand Pharmaceuticals Inc.                            1992                    187,250                    0              187,250
Magnesys                                               1989                  1,440,997           (1,412,049)              28,948
Meteor Message Corporation                             1990                  1,501,048           (1,501,047)                   1
Micro Linear Corporation(H)                            1994                    373,331              469,330              842,661
OccuSystems, Inc.(J)                                   1994                    132,850               39,855              172,705
Ogle Resources, Inc.                                   1993                  1,974,286           (1,974,186)                 100
Pandora Industries, Inc.                               1990                  2,060,139           (2,060,138)                   1
Pyxis Corporation                                      1993                    634,598            7,169,424            7,804,022
R-Byte Inc.                                            1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.(K)                     1991-1994             1,061,395           19,317,755           20,379,150
Research Applications, Inc.(P)                         1994                    100,000             (100,000)                   0
Ringer Corporation(P)                                  1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries                                       1991/1992             1,600,150           (1,555,149)              45,001
Saxpy Computer Corporation                             1988                  2,000,000           (2,000,000)                   0
SDL, Inc.                                              1993                  1,717,941                    0            1,717,941
SF2 Corporation                                        1991-1994             2,193,293           (1,856,570)             336,723
Shared Resource Exchange, Inc.(P)                      1990-1994               999,999             (999,998)                   1
Special Situations, Inc.                               1988                    215,000             (187,175)              27,825
Storage Technology Corporation                         1990                  2,174,000            1,466,802            3,640,802
Target Vision, Inc.                                    1992                  1,105,000           (1,105,000)                   0
TCOM Systems, Inc.                                     1990/1992             4,715,384           (4,711,536)               3,848
Telecom USA, Inc.                                      1989                  5,000,000            3,361,778            8,361,778
Touch Communications Incorporated                      1991                  1,119,693           (1,119,693)                   0

Totals from Liquidated Portfolio Investments                           $    60,174,014       $    9,592,110     $ 69,766,124
                                                                       =    ==========       =    =========     = ==========

                                                                                             Combined Net               Combined
                                                                                            Unrealized and            Fair Value
                                                                              Cost           Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                  $   113,110,380       $   32,055,952     $    145,166,332
                                                                       =   ===========       =   ==========     =    ===========

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994


(A)  Public company

(B) On October 6, 1994, Borg-Warner Automotive, Inc. completed a public offering of its common stock. In connection with the offering, the Partnership sold 55,336 shares of common stock for $1.2 million, realizing a gain of $929,000.

(C) During 1994, the Partnership purchased 10,000 shares of CellPro, Incorporated through the exercise of options received by the Partnership during 1994. Additionally, during 1994, the Partnership sold 382,000 common shares of CellPro for $11.5 million, realizing a gain of $10.7 million.

(D) On September 23, 1994, Corporate Express, Inc. completed its initial public offering of common stock. In connection with the offering and a one-for-two reverse split of the company's common stock, the Partnership exchanged its 914,250 preferred shares and 442,136 common shares for 678,193 common shares of the company. In November 1994, the Partnership acquired an additional 97,273 common shares of Corporate Express from the Management Company. Finally, during November 1994, the Partnership sold 79,232 common shares of Corporate Express for $1.62 million, realizing a gain of $1.59 million.

(E) On December 31, 1994, the Partnership wrote-off the cost of its warrants to purchase 380,000 shares of IDEC Pharmaceuticals Corporation common stock at $7.25 per share, realizing a loss of $217,000. Such warrants expired in February 1995.

(F) During 1994, the Partnership sold 90,000 common shares of Komag Incorporated for $2.4 million, realizing a gain of $1.6 million. Additionally, in January 1995, the Partnership sold 104,486 shares of Komag for $3.0 million, realizing a gain of $2.1 million.

(G) During November 1994, Ligand Pharmaceuticals Inc. converted its Class A common stock and warrants into Class B common stock and warrants at a ratio of 1.33 to 1. As a result, the Partnership exchanged its 115,440 Class A common shares and 1,290 Class A common warrants for 153,535 Class B shares and 1,716 Class B warrants.

(H) On October 13, 1994, Micro Linear Corporation completed its initial public offering of common stock. In connection with the offering, the company effected a 1-for-2.5 reverse split of its outstanding stock. As a result, the Partnership exchanged its 800,214 common shares for 320,085 common shares of the company. Additionally, the Partnership sold 106,666 shares in the offering for $843,000, realizing a gain of $469,000.

(I) During 1994, Neocrin Company effected a one-for-five reverse split of its common and preferred stock. As a result, the Partnership exchanged its 1,586,831 preferred shares for 317,366 preferred shares of the company.

(J)  During  June  1994,  the  Partnership   sold  26,570  preferred  shares  of
     OccuSystems, Inc. for $173,000, realizing a gain of $40,000.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994


(K) During January 1994, the Partnership sold 140,000 common shares of Regeneron Pharmaceuticals, Inc. for $2.3 million, realizing a gain of $2.2 million. In January and February 1995, the Partnership sold 510,000 common shares of Regeneron for $3.3 million, realizing a gain of $2.8 million.

(L)  Indirectly,  the  Partnership  has an  additional  investment  in Regeneron
     Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(M) In December 1994, SDL, Inc. filed a registration statement for an initial public offering of its common stock at a range of $12 to $14 per share. Adjusted for a proposed conversion of preferred stock into common stock and a 3.4-for-1 split, the Partnership would own 419,155 shares of common stock of SDL upon completion of the offering.

(N) On February 17, 1995, United States Paging Corporation merged with Mobile Telecommunications Technologies Corporation ("MTEL"). In connection with the merger, the Partnership exchanged its U.S. Paging holdings for 204,292 shares of MTEL common stock.

(O) In February 1995, Viasoft, Inc. filed a registration statement for an initial public offering of its common stock at a range of $7 to $9 per share. Adjusted for a proposed 1-for-3 reverse split, the Partnership would own 287,295 shares of Viasoft common stock upon completion of the offering.

(P) In September 1994, the Partnership sold its $1.2 million investment in preferred stock of The Business Depot Ltd. for $2.8 million, realizing a gain of $1.5 million. Additionally, during 1994, the Partnership wrote-off its $100,000 investment in Research Applications, Inc., sold its remaining 78,271 shares of Ringer Corporation common stock for $254,000, realizing a gain of $20,000 and sold its investment in Shared Resource Exchange, Inc., realizing a loss of $250,000.

(Q)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1994.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

Active Portfolio Investments:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                             May 1991          $    1,422,501    $      1,356,446
- ------------------------------                                             --------          -    ---------    -      ---------
Borg-Warner Automotive, Inc.*(A)
500,000 shares of Common Stock                                             Sept. 1988             2,500,000           9,485,000
- ------------------------------                                             ----------             ---------           ---------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                             Sept. 1988             2,500,000           7,584,375
- ------------------------------                                             ----------             ---------           ---------
CellPro, Incorporated*(A)
783,333 shares of Common Stock                                             Mar. 1989              1,455,944          19,417,868
- ------------------------------                                             ---------              ---------          ----------
Children's Discovery Centers of America, Inc.*(A)
115,267 shares of Common Stock                                             July 1988              2,000,259             920,695
- ------------------------------                                             ---------              ---------             -------
Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock                                          Jan. 1991              2,037,290             807,350
Warrants to purchase 20,238 shares of Common Stock
    at $3.75 per share, expiring on 7/31/97                                                               0                   0
    ---------------------------------------                                                               -                   -
Corporate Express, Inc.*
442,136 shares of Common Stock                                             May 1992                  99,478           2,431,748
914,250 shares of Preferred Stock                                                                 1,830,435           5,028,375
- ---------------------------------                                                                 ---------           ---------
Diatech, Inc.*
1,258,006 shares of Preferred Stock                                        Dec. 1991              2,620,015           3,145,015
- -----------------------------------                                        ---------              ---------           ---------
Eckerd Corporation*(A)
92,843 shares of Common Stock                                              July 1992                857,004           1,156,824
- -----------------------------                                              ---------                -------           ---------
Elantec, Inc.
2,889,947 shares of Preferred Stock                                        Aug. 1988              1,069,569           1,069,569
852,273 shares of Common Stock                                                                      340,909             340,909
- ------------------------------                                                                      -------             -------
Home Express, Inc.*
486,067 shares of Preferred Stock                                          Jan. 1992              1,822,751           1,822,751
- ---------------------------------                                          ---------              ---------           ---------
Horizon Cellular Telephone Company, L.P.:
    HCTC Investment, L.P.
    10% Promissory Note                                                    May 1992               2,587,500           2,587,500
    SPTHOR Corporation
    10% Promissory Note                                                    May 1992                 646,875             646,875
    34.5 shares of Common Stock                                                                     215,625             215,625
    ---------------------------                                                                     -------             -------
I.D.E. Corporation*
493,391 shares of Preferred Stock                                          Mar. 1988              1,110,909             555,455
- ---------------------------------                                          ---------              ---------             -------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
IDEC Pharmaceuticals Corporation(A):
    ML/MS Associates, L.P.*
    34.4% Limited Partnership interest                                     June 1989         $    3,960,000    $      3,960,000
    Warrants to purchase 380,000 shares of Common Stock
      of IDEC Pharmaceuticals Corporation at $7.25 per
      share, expiring on 2/17/95                                                                    217,391                   0
    MLMS Cancer Research, Inc.
    400,000 shares of Common Stock                                         July 1989                 46,957              46,957
    ------------------------------                                         ---------                 ------              ------
Inference Corporation
702,427 shares of Preferred Stock                                          Apr. 1993                785,032             785,032
Warrants to purchase 193,682 shares of Preferred Stock
    at $1 per share, expiring on 4/19/99                                                             22,777              22,777
Warrants to purchase 24,233 shares of Preferred Stock
    at $1.05 per share, expiring on 12/16/97                                                          6,531               6,531
Warrants to purchase 295,827 shares of Common Stock
    at $1 per share, expiring on 6/10/98                                                             79,725              79,725
    ------------------------------------                                                             ------              ------
Komag, Incorporated(A)
234,486 shares of Common Stock                                             Aug. 1988              2,160,987           3,724,810
- ------------------------------                                             ---------              ---------           ---------
Ligand Pharmaceuticals Inc.*(A)
115,440 shares of Class A Common Stock                                     Apr. 1989                304,116             872,293
346,323 shares of Class B Common Stock                                                              912,350           1,477,346
Warrants to purchase 5,158 shares of Common Stock at
    $4.80 per share, expiring between 1/18/96 and 7/31/97                                                 0               3,556
    -----------------------------------------------------                                                 -               -----
Micro Linear Corporation
800,214 shares of Common Stock                                             Aug. 1988              1,120,300             960,257
- ------------------------------                                             ---------              ---------             -------
Neocrin Company
1,586,831 shares of Preferred Stock                                        June 1991              3,369,046           2,102,381
- -----------------------------------                                        ---------              ---------           ---------
OccuSystems, Inc.
531,400 shares of Preferred Stock                                          June 1993              2,657,000           2,657,000
- ---------------------------------                                          ---------              ---------           ---------
Photon Dynamics, Inc.*
990,530 shares of Preferred Stock                                          Sept. 1988             2,034,090             990,530
- ---------------------------------                                          ----------             ---------             -------
Raytel Medical Corporation*
1,000,000 shares of Preferred Stock                                        Feb. 1990              1,000,000           1,000,000
- -----------------------------------                                        ---------              ---------           ---------
Regeneron Pharmaceuticals, Inc.*(A)
1,517,895 shares of Common Stock                                           Jan. 1988              1,778,052          19,577,845
- --------------------------------                                           ---------              ---------          ----------
Research Applications, Inc.*
4,000 shares of Common Stock                                               Apr. 1988                100,000                   0
- ----------------------------                                               ---------                -------                   -
Ringer Corporation(A)
78,271 shares Common Stock                                                 Apr. 1987                234,813             254,381
- --------------------------                                                 ---------                -------             -------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                           May 1988          $    2,000,000    $      2,833,665
- --------------------------------                                           --------          -    ---------    -      ---------
Shared Resource Exchange, Inc.
2,777 shares of Common Stock                                               Apr. 1987                250,000                   0
- ----------------------------                                               ---------                -------                   -
SDL, Inc.*
8% Subordinated Note                                                       July 1992              2,019,721           2,019,721
97,011 shares of Common Stock                                                                       169,769             169,769
26,270 shares of Preferred Stock                                                                    849,834             849,834
- --------------------------------                                                                    -------             -------
Target Vision, Inc.*
395,000 shares of Preferred Stock                                          Apr. 1987                395,000                   0
- ---------------------------------                                          ---------                -------                   -
The Business Depot Ltd.*
94,435 shares of Preferred Stock                                           May 1992               1,214,184           1,214,184
- --------------------------------                                           --------               ---------           ---------
United States Paging Corporation*(A)
450,053 shares of Common Stock                                             Apr. 1987              1,479,405           1,446,290
Warrants to purchase 16,887 shares of Common Stock at
    $3.33 per share, expiring between 2/27/95 and 4/28/95                                                 0                   0
Warrants to purchase 5,537 shares of Common Stock at
    4.22 per share, expiring on 6/23/94                                                                   0                   0
Warrants to purchase 25,330 shares of Common Stock at
    $.89 per share, expiring between 12/15/95 and 3/8/96                                                  0              40,072
    ----------------------------------------------------                                                  -              ------
Viasoft, Inc.
806,647 shares of Preferred Stock                                          Dec. 1987                846,300           1,371,300
- ---------------------------------                                          ---------                -------           ---------

Totals From Active Portfolio Investments                                                     $   55,130,444    $    107,038,636
                                                                                             =   ==========    =    ===========

                                                                            Cost             Realized Loss               Return

Totals from Liquidated Portfolio Investments                           $    55,551,955       $   (9,000,711)   $     46,551,244
                                                                       =    ==========       =   ===========   =     ==========

                                                                                             Combined Net              Combined
                                                                                            Unrealized and           Fair Value
                                                                            Cost             Realized Gain           and Return

Totals from Active & Liquidated Portfolio Investments                  $   110,682,399       $   42,907,481    $    153,589,880
                                                                       =   ===========       =   ==========    =    ===========

(A)  Public company
(B) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1993.
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940. See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                              1994                1993               1992
                                                                              ----                ----               ----

INVESTMENT INCOME AND EXPENSES

    Interest from short-term investments                                $        372,789     $       360,441    $       805,138
    Interest and other income from portfolio investments                         537,731             134,921            385,311
    Dividend income                                                              279,298                   -                  -
                                                                                 -------             -------            -------
    Total investment income                                                    1,189,818             495,362          1,190,449
                                                                               ---------             -------          ---------

    Expenses:

    Management fee - Note 4                                                    1,333,363           1,444,988          1,680,176
    Professional fees                                                            326,655             184,665            233,288
    Mailing and printing                                                         197,083             210,561            145,708
    Independent General Partners' fees - Note 5                                   92,584              93,841            102,901
    Custodial fees                                                                14,097              14,979             13,833
    Consulting fees                                                                    -                   -              2,357
    Miscellaneous                                                                  1,275               1,250                450
    Amortization of deferred organizational costs                                      -                   -              1,509
    Interest expense - Note 4                                                     41,687                   -            180,521
                                                                                  ------                   -            -------
    Total expenses                                                             2,006,744           1,950,284          2,360,743
                                                                               ---------           ---------          ---------

NET INVESTMENT LOSS                                                             (816,926)         (1,454,922)        (1,170,294)

Net realized gain (loss) from portfolio investments                           18,592,821          10,605,019         (5,677,493)
                                                                              ----------          ----------         ----------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
    (allocable to Partners) - Note 3                                          17,775,895           9,150,097         (6,847,787)

Net change in unrealized appreciation of investments                         (29,444,350)          9,430,447         11,656,947
                                                                             -----------           ---------         ----------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                           $    (11,668,455)    $    18,580,544    $     4,809,160
                                                                        =    ===========     =    ==========    =     =========

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

                                                                               1994               1993                1992
                                                                               ----               ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                      $      (816,926)    $    (1,454,922)  $     (1,170,294)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in receivables and other assets                             (491,825)            186,164           (201,294)
(Increase) decrease in accrued interest on short-term
    investments                                                                  (14,089)             14,803            259,633
Decrease in payables                                                             (22,405)            (42,186)           (96,487)
Amortization of deferred organizational costs                                          -                   -              1,509
                                                                                       -                   -              -----
Cash used for operating activities                                            (1,345,245)         (1,296,141)        (1,206,933)
                                                                              ----------          ----------         ----------

CASH FLOWS PROVIDED FROM INVESTING
    ACTIVITIES

Net return (purchase) of short-term investments                               (2,929,313)          5,653,777         20,793,496
Cost of portfolio investments purchased                                       (2,427,981)         (8,049,501)       (13,781,370)
Net proceeds from the sale of portfolio investments                           23,528,525          16,334,397          3,011,360
Repayment of investments in notes                                                      -           2,064,011            431,737
                                                                                       -           ---------            -------
Cash provided from investing activities                                       18,171,231          16,002,684         10,455,223
                                                                              ----------          ----------         ----------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distributions to Partners                                               (17,600,000)        (15,600,000)        (9,000,000)
                                                                             -----------         -----------         ----------

Increase (decrease) in cash and cash equivalents                                (774,014)           (893,457)           248,290
Cash and cash equivalents at beginning of period                               1,412,882           2,306,339          2,058,049
                                                                               ---------           ---------          ---------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                            $       638,868     $     1,412,882   $      2,306,339
                                                                         =       =======     =     =========   =      =========

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1992, 1993 and 1994

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at December 31, 1991           $   1,010,434      $ 3,334       $   82,046,664      $   30,820,798     $    113,881,230
Cash distribution, paid
April 30, 1992                                     -            -           (9,000,000)                  -           (9,000,000)
Net investment loss                          (11,703)         (39)          (1,158,552)                  -           (1,170,294)
Net realized loss on investments             (56,775)        (187)          (5,620,531)                  -           (5,677,493)
Net change in unrealized
appreciation of investments                        -            -                    -          11,656,947           11,656,947
                                                   -            -                    -          ----------           ----------
Balance at December 31, 1992                 941,956        3,108           66,267,581(A)       42,477,745          109,690,390
Cash distribution, paid
May 26, 1993                                       -            -          (15,600,000)                  -          (15,600,000)
Net investment loss                          (14,549)         (48)          (1,440,325)                  -           (1,454,922)
Net realized gain on investments             106,050          350           10,498,619                   -           10,605,019
Net change in unrealized appre-
ciation of investments                             -            -                    -           9,430,447            9,430,447
                                                   -            -                    -           ---------            ---------
Balance at December 31, 1993               1,033,457        3,410           59,725,875(A)       51,908,192          112,670,934
Cash distribution, paid
May 26, 1994                                       -            -          (16,200,000)                  -          (16,200,000)
Cash distribution, paid
September 1, 1994                         (1,400,000)           -                    -                   -           (1,400,000)
Net investment loss                          153,602          (32)            (970,496)                  -             (816,926)
Net realized gain on investments           2,404,420          539           16,187,862                   -           18,592,821
Net change in unrealized appre-
ciation of investments                             -            -                    -         (29,444,350)         (29,444,350)
                                                   -            -                    -         -----------          -----------
Balance at December 31, 1994           $   2,191,479      $ 3,917       $   58,743,241(A)   $   22,463,842     $     83,402,479
                                       =   =========      = =====       =   ==========      =   ==========     =     ==========

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $862, $852 and $638 at December 31, 1992, 1993 and 1994, respectively. Cumulative cash distributions paid to Limited Partners from inception to December 31, 1992, 1993 and 1994 totaled $225, $355 and $490 per Unit, respectively.

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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership is scheduled to terminate on December 31, 1997. However, pursuant to the Partnership Agreement, the Individual General Partners can extend the termination date for up to two additional two-year periods if they determine that such extensions would be in the best interest of the Partnership.

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the company's Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $22.5 million at December 31, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1994, timing differences relating to realized losses totaling $1.6 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to December 31, 1994, the Partnership had a $12.0 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $2.4 million.

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

On November 9, 1994, the Securities and Exchange Commission (the "SEC") issued an exemptive order permitting the Partnership to acquire 97,273 shares of Corporate Express, Inc. common stock from the Management Company subject to certain conditions, including review and approval by the Independent General Partners. On December 13, 1994, the Partnership purchased such shares for $1,111,685, representing original cost of $1,069,998 plus interest expense of $41,687.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


During 1992, the Partnership purchased five portfolio investments from the Management Company after the receipt of the appropriate SEC exemptive orders and subsequent review and approval by the Independent General Partners. The
Partnership purchased such investments from the Management Company for $3,404,586 representing reimbursement of the original cost of such investments totaling $3,224,065 plus $180,521 of interest expense.

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $19,000 annually in quarterly installments, $1,200 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,200 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners).

6.     Commitments

The Partnership has a $393,043 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc.

7.     Cash Distributions

Cash distributions paid to Partners during 1994, 1993 and 1992 and cumulative cash distributions paid from inception of the Partnership through December 31, 1994 are listed below:

                                        Managing
    Distribution                         General                     Limited                  Per $1,000
        Date                             Partner                    Partners                     Unit
        ----                             -------                    --------                     ----
April 30, 1992                                                  $      9,000,000                $    75
May 26, 1993                                                    $     15,600,000                $   130
May 26, 1994                                                    $     16,200,000                $   135
September 1, 1994                    $    1,400,000

Cumulative totals                    $    1,400,000             $     58,800,000                $   490

Additionally, on March 1, 1995, the General Partners approved a cash distribution to Partners totaling $11.2 million; $9 million, or $75 per unit, to the Limited Partners and $2.2 million to the Managing General Partner. The distribution will be paid in April 1995 to Limited Partners of record on March 31, 1995 and will bring cumulative cash distributions paid to Limited Partners to $67.8 million, or $565 per $1,000 Unit. Cumulative cash distributions paid to the Managing General Partner will total $3.6 million.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


8.     Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations and that the cost of resolution of the litigation will not have a material impact on the financial condition and results of operations of the Partnership. During 1994, the Partnership incurred legal expenses totaling $148,000 related to the litigation. No additional expenses relating to the litigation were incurred in prior periods.

9.     Short-Term Investments

At December 31, 1994 and 1993, the Partnership had investments in short-term securities as detailed below.

                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value
Investments in Commercial Paper at December 31, 1994:

Cooperative Association
   of Tractor Dealers                           5.50%         1/13/95    $    1,975,556      $    1,996,028     $     2,000,000

Cooperative Association
   of Tractor Dealers                           6.12%         3/10/95         2,466,850           2,470,675           2,500,000

MultiBanco Comermex, S.A.                       6.15%         3/15/95         2,467,115           2,468,396           2,500,000
                                                                              ---------           ---------           ---------

Total                                                                    $    6,909,521      $    6,935,099     $     7,000,000
                                                                         =    =========      =    =========     =     =========

Investments in Commercial Paper at December 31, 1993:

Golden Managers Acceptance
   Corporation                                  3.35%         1/19/94    $    1,988,275      $    1,996,464     $     2,000,000

Golden Managers Acceptance
   Corporation                                  3.30%         1/26/94         1,991,933           1,995,233           2,000,000
                                                                              ---------           ---------           ---------

Total                                                                    $    3,980,208      $    3,991,697     $     4,000,000
                                                                         =    =========      =    =========     =     =========

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


10.    Subsequent events

Subsequent to the end of 1994, the Partnership sold 104,486 shares of Komag Incorporated common stock for $3 million and 510,000 shares of Regeneron Pharmaceuticals, Inc. for $3.3 million. These shares were valued at $4.3 million at December 31, 1994 reflecting the Partnership's standard valuation policy for publicly traded securities. Proceeds received in 1995 from the sale of these securities totaled $6.4 million. Had these securities been valued at their final liquidation values, the Partnership's net assets would have increased $2 million, or $13 per $1,000 unit, at December 31, 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None


                                    PART III


Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

The information set forth under the caption "Election of General Partners" in the Partnership's proxy statement in connection with the 1995 Annual Meeting of Limited Partners to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") is incorporated herein by reference.

The Management Company

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership pursuant to a Management Agreement, dated as of May 23, 1991, between the Partnership and the Management Company. At March 15, 1995, the directors of the Management Company and the officers of the Management Company involved in the administrative support of the Partnership are:

                                                                                                 Served in Present
Name and Age                                     Position Held                                   Capacity Since

Kevin K. Albert (42)                             Director                                        April 2, 1990
                                                 President                                       July 5, 1991


Robert F. Aufenanger (41)                        Director                                        April 2, 1990
                                                 Executive Vice President                        February 2, 1993

Robert W. Seitz (48)                             Director                                        February 1, 1993
                                                 Vice President                                  February 2, 1993

Joseph W. Sullivan (37)                          Treasurer                                       February 2, 1993

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

The information with respect to the management fee payable to the Management Company set forth under the subcaption "Terms of Contracts - Management Fee" in the Proxy Statement is incorporated herein by reference.

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

As of March 15, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own 134 Units of the Partnership. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Messrs. Albert and Aufenanger are involved with certain other entities affiliated with Merrill Lynch or its affiliates. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Joseph W. Sullivan, a Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1990. From 1988 to 1990, Mr. Sullivan was an Assistant Vice President with Standard & Poor's Debt Rating Group.

                                    PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.    Financial Statements

                    Balance Sheets as of December 31, 1994 and 1993

                    Schedule of  Portfolio  Investments  as of December 31, 1994
                    Schedule of Portfolio Investments as of December 31, 1993

                    Statements of Operations for the years ended December 31, 1994, 1993 and 1992

                    Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                    Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

                    Notes to Financial Statements

             2.     Exhibits

                    (3)   (a)  Amended and Restated  Certificate of Limited  Partnership of the Partnership,  dated as of January
                               12, 1987. (1)

                    (3)  (b)  Amended  and  Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1990.(2)

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

                    (3)   (g)  Amendment No. 3 dated March 25, 1991 to Amended and Restated  Agreement of Limited  Partnership of
                               the Partnership. (3)

                    (3)   (h)  Amendment  No. 4 dated May 23, 1991 to Amended and Restated  Agreement of Limited  Partnership  of
                               the Partnership. (6)

                    (10)  (a)  Management  Agreement dated as of May 23, 1991 among the Partnership,  Management  Company and the
                               Managing General Partner. (6)

                    (10)  (b)  Form of Sub-Management  Agreement among the Partnership,  Management Company, the Managing General
                               Partner and the Sub-Manager. (8)

                    (13)  (a)  Page 15 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

                    (13)  (b)  Page 15 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

                    (13)  (c)  Page 18 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

                    (27)       Financial Data Schedule.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1995.


         ML VENTURE PARTNERS II, L.P.


         /s/     Kevin K. Albert
By:      Kevin K. Albert
         General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 1995.


By:      MLVPII Co., L.P.                                            By:     /s/     Steward S. Flaschen
         its Managing General Partner                                        Steward S. Flaschen
                                                                             Individual General Partner
By:      Merrill Lynch Venture Capital Inc.                                  ML Venture Partners II, L.P.
         its General Partner


By:      /s/     Kevin K. Albert                                     By:     /s/     Jerome Jacobson
         -----------------------                                             -----------------------
         Kevin K. Albert                                                     Jerome Jacobson
         President                                                           Individual General Partner
         (Principal Executive Officer)                                       ML Venture Partners II, L.P.


By:      /s/     Joseph W. Sullivan                                  By:     /s/     William M. Kelly
         Joseph W. Sullivan                                                  William M. Kelly
         Treasurer                                                           Individual General Partner
         (Principal Financial and Accounting Officer)                        ML Venture Partners II, L.P.