Form 10-Q
period 1995-03-31
ML VENTURE PARTNERS II LP
filed 1995-05-12
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML VENTURE PARTNERS II, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of March 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                       March 31, 1995         December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Investments - Note 2
    Portfolio investments, at fair value
      (cost $46,941,541 at March 31, 1995
      and $52,936,366 at December 31, 1994)                                          $     73,180,728         $      75,400,208
    Short-term investments, at amortized cost                                              18,152,127                 6,935,099
Cash and cash equivalents                                                                     731,899                   638,868
Accrued interest receivable                                                                   629,119                   563,815
Notes receivable                                                                                    -                   250,656
Receivable from securities sold                                                             2,755,026                     7,655
                                                                                            ---------                     -----

TOTAL ASSETS                                                                         $     95,448,899         $      83,796,301
                                                                                     =     ==========         =      ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                   $     11,234,189
Accounts payable                                                                              204,889         $          43,472
Due to Management Company - Note 4                                                            322,618                   325,000
Due to Independent General Partners - Note 5                                                   30,450                    25,350
                                                                                               ------                    ------
    Total liabilities                                                                      11,792,146                   393,822
                                                                                           ----------                   -------

Partners' Capital:
Managing General Partner                                                                    1,648,259                 2,191,479
Individual General Partners                                                                     1,857                     3,917
Limited Partners (120,000 Units)                                                           55,767,450                58,743,241
Unallocated net unrealized appreciation of investments - Note 2                            26,239,187                22,463,842
                                                                                           ----------                ----------
    Total partners' capital                                                                83,656,753                83,402,479
                                                                                           ----------                ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     95,448,899         $      83,796,301
                                                                                     =     ==========         =      ==========

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1995

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                            May 1991             $   1,422,501    $       242,821
- ------------------------------                                            --------             -   ---------    -       -------
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320          8,078,989
- ------------------------------                                            ----------               ---------          ---------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          2,756,250
- ------------------------------                                            ----------               ---------          ---------
CellPro, Incorporated(A)
411,333 shares of Common Stock                                            Mar. 1989                  764,525          3,496,331
- ------------------------------                                            ---------                  -------          ---------
Clarus Medical Systems, Inc.*(B)
754,748 shares of Preferred Stock                                         Jan. 1991                2,248,764            754,748
Warrants to purchase 20,238 shares of Common Stock
    at $3.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 23,401 shares of Common Stock
    at $.01 per share, expiring on 3/7/00                                                                  0                  0
Warrants to purchase 14,127 shares of Preferred Stock
    at $1.00 per share, expiring on 3/7/00                                                                 0                  0
    --------------------------------------                                                                 -                  -
Corporate Express, Inc.*(A)(C)
591,799 shares of Common Stock                                            May 1992                 2,609,179         10,930,558
- ------------------------------                                            --------                 ---------         ----------
Diatech, Inc.*
1,258,006 shares of Preferred Stock                                       Dec. 1991                2,620,015          3,145,015
- -----------------------------------                                       ---------                ---------          ---------
Eckerd Corporation*(A)
92,843 shares of Common Stock                                             July 1992                  857,004          2,012,372
- -----------------------------                                             ---------                  -------          ---------
Elantec, Inc.
2,889,947 shares of Preferred Stock                                       Aug. 1988                1,069,569          1,069,569
852,273 shares of Common Stock                                                                       340,909            340,909
- ------------------------------                                                                       -------            -------
Home Express, Inc.*
486,067 shares of Preferred Stock                                         June 1992                1,822,751          2,303,957
- ---------------------------------                                         ---------                ---------          ---------
Horizon Cellular Telephone Company, L.P.:
    HCTC Investment, L.P.
    10% Promissory Note due 3/26/98                                       May 1992                 2,587,500          2,587,500
    SPTHOR Corporation
    10% Promissory Note due 3/26/98                                       May 1992                   646,875            646,875
    34.5 shares of Common Stock                                                                      215,625            215,625
    ---------------------------                                                                      -------            -------
I.D.E. Corporation*
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909            555,455
- ---------------------------------                                         ---------                ---------            -------
IDEC Pharmaceuticals Corporation(A)(D)*:
    ML/MS Associates, L.P.*
    34.4% Limited Partnership interest                                    June 1989                3,960,000          3,045,412
    MLMS Cancer Research, Inc.*
    400,000 shares of Common Stock                                        July 1989                   46,957             30,761
    ------------------------------                                        ---------                   ------             ------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation
702,427 shares of Preferred Stock                                         Apr. 1993            $     785,032    $       785,032
Warrants to purchase 193,682 shares of Preferred Stock
    at $1 per share, expiring on 4/19/99                                                              22,777             22,777
Warrants to purchase 24,233 shares of Preferred Stock
    at $1.05 per share, expiring on 12/16/97                                                           6,531              6,531
Warrants to purchase 295,827 shares of Common Stock
    at $1 per share, expiring on 6/10/98                                                              79,725             79,725
    ------------------------------------                                                              ------             ------
Ligand Pharmaceuticals Inc.*(A)
499,858 shares of Common Stock                                            Apr. 1989                1,216,466          2,095,655
Warrants to purchase 5,584 shares of Common Stock at
    $3.61 per share to $9.60 per share, expiring between
    1/18/96 and 7/31/97                                                                                    0                432
    -------------------                                                                                    -                ---
Micro Linear Corporation(A)
213,419 shares of Common Stock                                            Aug. 1988                  746,969          1,772,712
- ------------------------------                                            ---------                  -------          ---------
Mobile Telecommunications Technologies Corporation*(A)(E)
204,292 shares of Common Stock                                            Apr. 1987                1,558,155          3,547,020
- ------------------------------                                            ---------                ---------          ---------
Neocrin Company(F)
447,418 shares of Preferred Stock                                         June 1991                4,019,306          2,237,090
Warrants to purchase 13,005 shares of Preferred Stock
    at $5.00 per share, expiring on 1/20/96                                                              130                130
    ---------------------------------------                                                              ---                ---
OccuSystems, Inc.
504,830 shares of Preferred Stock                                         June 1993                2,524,150          3,155,188
- ---------------------------------                                         ---------                ---------          ---------
Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock                                       Sept. 1988               2,452,226          1,435,181
- -----------------------------------                                       ----------               ---------          ---------
Raytel Medical Corporation*
1,250,000 shares of Preferred Stock                                       Feb. 1990                1,483,278          2,483,278
Options to purchase 55,938 shares of Preferred Stock
    at $.71 per share, expiring on 10/31/01                                                                0             72,160
    ---------------------------------------                                                                -             ------
Regeneron Pharmaceuticals, Inc.(A)(G)
857,895 shares of Common Stock                                            Jan. 1988                1,006,607          4,340,949
- ------------------------------                                            ---------                ---------          ---------
Sanderling Biomedical, L.P.*(H)
80% Limited Partnership interest                                          May 1988                 2,000,000          1,984,185
- --------------------------------                                          --------                 ---------          ---------
SDL, Inc.*(A)(I)
419,155 shares of Common Stock                                            July 1992                1,019,603          5,679,550
- ------------------------------                                            ---------                ---------          ---------
Target Vision, Inc.*(J)
395,000 shares of Preferred Stock                                         Apr. 1987                  250,000            250,000
- ---------------------------------                                         ---------                  -------            -------
Viasoft, Inc.(A)(K)
227,295 shares of Preferred Stock                                         Dec. 1987                  724,183          1,019,986
- ---------------------------------                                         ---------                  -------          ---------

Totals from Active Portfolio Investments                                                      $   46,941,541   $     73,180,728
                                                                                              -   ----------   -     ----------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995



Supplemental Information: Liquidated Portfolio Investments(M)


                                                                                                 Realized
                                                                              Cost              Gain (Loss)              Return
Totals from Liquidated Portfolio Investments(L)                          $    66,826,932      $   17,537,622   $     84,364,554
                                                                         =    ==========      =   ==========   =     ==========


                                                                                               Combined Net            Combined
                                                                                              Unrealized and         Fair Value
                                                                              Cost             Realized Gain         and Return

Totals from Active & Liquidated Portfolio Investments                    $   113,768,473      $   43,776,809   $    157,545,282
                                                                         =   ===========      =   ==========   =    ===========


(A)  Public company

(B) In connection with a recapitalization and equity financing of Clarus Medical Systems, Inc. completed in March 1995, the Partnership invested an additional $70,202 and converted its 507,458 preferred shares and its $136,623 promissory note due from Clarus along with accrued interest of $4,649 into 754,748 preferred shares of the company. The Partnership also received warrants to purchase 23,401 common shares at $.01 per share and 14,127 preferred shares at $1.00 per share in connection with this transaction.

(C) In March 1995, the Partnership sold 104,435 common shares of Corporate Express, Inc. for $2.8 million, realizing a gain of $2.4 million.

(D) In March 1995, the joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC.

(E) On February 14, 1995, the Partnership exercised warrants to purchase 42,217 shares of United States Paging Corporation common stock for $78,750. On February 17, 1995, Mobile Telecommunications Technologies Corporation ("MTEL") completed its merger with United States Paging Corporation. In connection with the merger, the Partnership exchanged its U.S. Paging holdings for 204,292 shares of MTEL common stock.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995



(F) In January 1995, the Partnership invested $125 in cash and converted promissory notes totaling $629,176 due from Neocrin Company and $21,089 of accrued interest into 130,052 shares of preferred stock of the company. Additionally, the Partnership received a warrant to purchase 13,005 shares of Neocrin preferred stock at $5.00 per share in connection with conversion.

(G) In January and February 1995, the Partnership sold 520,000 common shares of Regeneron for $3.4 million, realizing a gain of $2.8 million.

(H)  Indirectly,  the  Partnership  has an  additional  investment  in Regeneron
     Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(I) In March 1995, SDL, Inc. completed its initial public offering. In connection with the offering and a 3.4-for-1 split of the company's common stock, the Partnership exchanged its 97,011 common shares and 26,270 preferred shares for 419,155 common shares of SDL. Additionally, the Partnership's $2 million note was repaid with interest.

(J) Subsequent to the end of the quarter, in April 1995, the Partnership sold its investment in TargetVision, Inc. for $100,000 in cash and a $150,000 non-interest bearing promissory note due on July 5, 1995. As a result, at March 31, 1995, the Partnership wrote-off $145,000 of its $395,000 remaining investment in TargetVision.

(K) In March 1995, Viasoft, Inc. completed its initial public offering. In connection with the offering and a 1-for-3 reverse split of the company's common stock, the Partnership exchanged its 861,885 preferred shares of Viasoft for 287,295 common shares of the company. Additionally, in connection with the offering, the Partnership sold 60,000 common shares of Viasoft for $446,400, realizing a gain of $255,235.

(L) In March 1995, the Partnership sold 115,267 common shares of Children's Discovery Centers of America, Inc. for $1.8 million, realizing a loss of $236,187 and sold 144,486 common shares of Komag, Incorporated for $4.2 million, realizing a gain of $2.9 million.

(M)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1995.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                              1995                   1994
                                                                                              ----                   ----

INVESTMENT INCOME AND EXPENSES

    Interest from short-term investments                                                $        175,029        $       102,287
    Interest and other income from portfolio investments                                         127,069                340,387
    Dividend income                                                                               66,700                 62,500
                                                                                                  ------                 ------
    Total investment income                                                                      368,798                505,174
                                                                                                 -------                -------

    Expenses:

    Management fee - Note 4                                                                      322,618                352,617
    Professional fees                                                                             89,901                106,183
    Mailing and printing                                                                         157,477                128,871
    Independent General Partners' fees - Note 5                                                   27,183                 22,265
    Custodial fees                                                                                 3,428                  3,864
    Miscellaneous                                                                                    585                  1,175
                                                                                                     ---                  -----
    Total expenses                                                                               601,192                614,975
                                                                                                 -------                -------

NET INVESTMENT LOSS                                                                             (232,394)              (109,801)

Net realized gain from portfolio investments                                                   7,945,512             14,345,072
                                                                                               ---------             ----------

NET REALIZED GAIN FROM OPERATIONS
    (allocable to Partners) - Note 3                                                           7,713,118             14,235,271

Net change in unrealized appreciation of investments                                           3,775,345            (21,285,788)
                                                                                               ---------            -----------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                                           $     11,488,463        $    (7,050,517)
                                                                                        =     ==========        =    ==========


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                              1995                   1994
                                                                                              ----                   ----

CASH FLOWS PROVIDED FROM (USED FOR)
    OPERATING ACTIVITIES

Net investment loss                                                                     $       (232,394)       $      (109,801)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

(Increase) decrease in interest and notes receivable                                             185,352               (132,011)
Increase in accrued interest on short-term investments                                           (21,208)               (64,882)
Increase in payables                                                                             164,135                204,299
                                                                                                 -------                -------
Total                                                                                             95,885               (102,395)

Net purchase of short-term investments                                                       (11,195,820)           (16,872,712)
Cost of portfolio investments purchased                                                         (658,093)               (69,048)
Net proceeds from the sale of portfolio investments                                            9,831,338             16,679,625
Repayment of investments in notes                                                              2,019,721                      -
                                                                                               ---------                      -
Cash provided from (used for) operating activities                                                93,031               (364,530)
Cash and cash equivalents at beginning of period                                                 638,868              1,412,882
                                                                                                 -------              ---------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                                           $        731,899        $     1,048,352
                                                                                        =        =======        =     =========


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31,



                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at beginning of period         $   2,191,479      $ 3,917       $   58,743,241      $   22,463,842     $     83,402,479

Accrued cash distribution,
paid April 11, 1995 - Note 7              (2,231,929)      (2,260)          (9,000,000)                  -          (11,234,189)

Net investment loss                                its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Joseph W. Sullivan
              Joseph W. Sullivan
              Treasurer
              (Principal Financial and Accounting Officer)



Date:         May 11, 1995

