Form 10-Q
period 1995-06-30
ML VENTURE PARTNERS II LP
filed 1995-08-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995

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

                          ML VENTURE PARTNERS II, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of June 30, 1995 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                      June 30, 1995           December 31,
                                                                                          (Unaudited)                1994
ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $45,189,279 at
     June 30, 1995 and $52,936,366 at December 31, 1994)                              $       79,736,254      $      75,400,208
   Short-term investments, at amortized cost                                                  12,166,957              6,935,099
Cash and cash equivalents                                                                      6,217,253                638,868
Deposit in escrow                                                                                218,233                      -
Accrued interest receivable                                                                      712,753                563,815
Notes receivable (net of unamortized discount of $208 at
   June 30, 1995 and $0 at December 31, 1994)                                                    149,792                250,656
Receivable from securities sold                                                                2,826,714                  7,655
                                                                                               ---------                  -----

TOTAL ASSETS                                                                          $      102,027,956      $      83,796,301
                                                                                      =      ===========      =      ==========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable                                                                      $           48,935      $          43,472
Due to Management Company - Note 4                                                               295,890                325,000
Due to Independent General Partners - Note 5                                                      27,600                 25,350
                                                                                                  ------                 ------
   Total liabilities                                                                             372,425                393,822
                                                                                                 -------                -------

Partners' Capital:
Managing General Partner                                                                       3,703,082              2,191,479
Individual General Partners                                                                        2,112                  3,917
Limited Partners (120,000 Units)                                                              63,403,362             58,743,241
Unallocated net unrealized appreciation of investments - Note 2                               34,546,975             22,463,842
                                                                                              ----------             ----------
   Total partners' capital                                                                   101,655,531             83,402,479
                                                                                             -----------             ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $      102,027,956      $      83,796,301
                                                                                      =      ===========      =      ==========


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1995


Active Portfolio Investments:


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                            May 1991            $    1,422,501    $       369,087
2,000,000 shares of Preferred Stock                                                                1,000,000          1,000,000
Warrants to purchase 1,207,062 shares of Preferred Stock at
   $.60 per share, exercisable after 12/1/95 and expiring 12/18/96                                         0                  0
   ---------------------------------------------------------------                                         -                  -
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320          9,396,306
------------------------------                                            ----------               ---------          ---------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          3,337,500
------------------------------                                            ----------               ---------          ---------
CellPro, Incorporated(A)(B)
316,333 shares of Common Stock                                            Mar. 1989                  587,953          3,403,619
------------------------------                                            ---------                  -------          ---------
Clarus Medical Systems, Inc.*
824,950 shares of Preferred Stock                                         Jan. 1991                2,318,966            824,950
Warrants to purchase 20,238 shares of Common Stock
   at $3.75 per share, expiring on 7/31/97                                                                 0                  0
Warrants to purchase 46,802 shares of Common Stock
   at $.01 per share, expiring between 3/7/00 and 5/3/00                                                   0                  0
Warrants to purchase 14,127 shares of Preferred Stock
   at $1.00 per share, expiring on 3/7/00                                                                  0                  0
   --------------------------------------                                                                  -                  -
Corporate Express, Inc.*(A)(C)
862,699 shares of Common Stock                                            May 1992                 2,552,512         13,357,884
------------------------------                                            --------                 ---------         ----------
Diatech, Inc.*
1,349,508 shares of Preferred Stock                                       Dec. 1991                2,986,023          3,511,023
-----------------------------------                                       ---------                ---------          ---------
Eckerd Corporation*(A)(D)
92,843 shares of Common Stock                                             July 1992                  857,004          2,876,276
-----------------------------                                             ---------                  -------          ---------
Elantec, Inc.
2,889,947 shares of Preferred Stock                                       Aug. 1988                1,069,569          1,069,569
852,273 shares of Common Stock                                                                       340,909            340,909
------------------------------                                                                       -------            -------
Home Express, Inc.*
486,067 shares of Preferred Stock                                         June 1992                1,822,751          2,303,957
---------------------------------                                         ---------                ---------          ---------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
   ---------------------------                                                                       -------            -------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1995


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
I.D.E. Corporation*
493,391 shares of Preferred Stock                                         Mar. 1988           $    1,110,909    $       555,455
---------------------------------                                         ---------           -    ---------    -       -------
IDEC Pharmaceuticals Corporation(A)*:
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989                3,960,000          3,299,369
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   46,957             33,327
   ------------------------------                                         ---------                   ------             ------
Inference Corporation(A)(E)
140,485 shares of Common Stock                                            Apr. 1993                  685,032            992,175
Warrants to purchase 38,736 shares of Common Stock
   at $5 per share, expiring on 4/19/99                                                               22,777             79,894
Warrants to purchase 4,846 shares of Common Stock
   at $5.25 per share, expiring on 12/16/97                                                            6,531              8,783
Warrants to purchase 59,165 shares of Common Stock
   at $5 per share, expiring on 6/10/98                                                               79,725            122,028
   Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                  100,000            100,000
   Warrants to purchase 38,736 shares of Common Stock
     at $5 per share, expiring on 4/19/99                                                                  0                  0
   Warrants to purchase 4,846 shares of Common Stock
     at $5.25 per share, expiring on 12/16/97                                                              0                  0
   Warrants to purchase 59,165 shares of Common Stock
     at $5 per share, expiring on 6/10/98                                                                  0                  0
     ------------------------------------                                                                  -                  -
Ligand Pharmaceuticals Inc.*(A)
499,858 shares of Common Stock                                            Apr. 1989                1,216,466          2,647,998
Warrants to purchase 5,584 shares of Common Stock at
   $3.61 per share to $9.60 per share, expiring between
   1/18/96 and 7/31/97                                                                                     0              2,085
   -------------------                                                                                     -              -----
Neocrin Company
447,418 shares of Preferred Stock                                         June 1991                4,019,306          2,237,090
Warrants to purchase 13,005 shares of Preferred Stock
   at $5.00 per share, expiring on 1/20/96                                                               130                130
   ---------------------------------------                                                               ---                ---
OccuSystems, Inc.(A)(F)
504,830 shares of Common Stock                                            June 1993                2,524,150          4,234,262
------------------------------                                            ---------                ---------          ---------
Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock                                       Sept. 1988               2,452,226          1,435,181
-----------------------------------                                       ----------               ---------          ---------
Raytel Medical Corporation*
1,250,000 shares of Preferred Stock                                       Feb. 1990                1,483,278          2,483,278
Options to purchase 55,938 shares of Preferred Stock
   at $.71 per share, expiring on 10/31/01                                                                 0             72,160
   ---------------------------------------                                                                 -             ------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1995

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Regeneron Pharmaceuticals, Inc.(A)(G)
516,895 shares of Common Stock                                            Jan. 1988           $      606,498    $     4,057,867
------------------------------                                            ---------           -      -------    -     ---------
Sanderling Biomedical, L.P.*(H)
80% Limited Partnership interest                                          May 1988                 2,000,000          2,292,560
--------------------------------                                          --------                 ---------          ---------
SDL, Inc.*(A)(I)
419,155 shares of Common Stock                                            July 1992                1,019,603          7,469,342
------------------------------                                            ---------                ---------          ---------
Viasoft, Inc.(A)(J)
227,295 shares of Common Stock                                            Dec. 1987                  724,183          2,372,190
------------------------------                                            ---------                  -------          ---------

Totals from Active Portfolio Investments                                                      $   45,189,279    $    79,736,254
                                                                                              -   ----------    -    ----------




Supplemental Information: Liquidated Portfolio Investments(L)


                                                                              Cost             Realized Gain             Return
Totals from Liquidated Portfolio Investments(K)                          $    70,015,404      $   27,274,197   $     97,289,601
                                                                         =    ==========      =   ==========   =     ==========


                                                                                               Combined Net            Combined
                                                                                              Unrealized and         Fair Value
                                                                              Cost             Realized Gain         and Return

Totals from Active & Liquidated Portfolio Investments                    $   115,204,683      $   61,821,172   $    177,025,855
                                                                         =   ===========      =   ==========   =    ===========


(A)  Public company

(B) In May and June 1995, the Partnership sold 95,000 common shares of CellPro, Incorporated for $1.2 million, realizing a gain of $1.0 million. Subsequent to the end of the quarter, in July 1995, the Partnership sold an additional 78,500 shares of CellPro for $1.1 million, realizing a gain of $954,000.

(C) In June 1995, Corporate Express, Inc. effected a 3-for-2 split of its outstanding stock. As a result, the Partnership received an additional 295,900 shares of the company's common stock. In June 1995, subsequent to the stock split, the Partnership sold 25,000 common shares of Corporate Express for $531,000, realizing a gain of $474,000. Subsequent to the end of the quarter, in July 1995, the Partnership sold an additional 131,653 shares of Corporate Express for $2.9 million, realizing a gain of $2.6 million.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1995



(D) Subsequent to the end of the quarter, in July 1995, the Partnership sold its 92,843 shares of Eckerd Corporation for $2.9 million, realizing a gain of $2 million.

(E) Effective in May 1995, Inference completed a spin-off of certain of its assets and liabilities, in a tax free transaction, to Brightware, Inc., and all of the shares of Brightware were issued to the Inference shareholders. The Partnership's ownership of Brightware coincided with its ownership of Inference at the time of the spin-off. On June 30, 1995, Inference Corporation completed its initial public offering. In connection with the offering, the company effected a one-for-five reverse split of its outstanding stock. As a result, the Partnership exchanged its 702,427 shares of preferred stock and warrants to purchase 513,742 shares of common and preferred stock for 140,485 shares of common stock and warrants to purchase 102,747 shares of common stock.

(F) On May 9 1995, OccuSystems, Inc. completed its initial public offering. As a result, the Partnership exchanged its 504,830 preferred shares for 504,830 common shares of the company.

(G) In June 1995, the Partnership sold 341,000 common shares of Regeneron Pharmaceuticals, Inc. for $2.8 million, realizing a gain of $2.4 million. Subsequent to the end of the quarter, in July 1995, the Partnership sold 325,000 common shares of Regeneron for $3.7 million, realizing a gain of $3.3 million.

(H)  Indirectly,  the  Partnership  has an  additional  investment  in Regeneron
     Pharmaceuticals, Inc. through its 80% limited partnership interest in Sanderling Biomedical, L.P.

(I) Subsequent to the end of the quarter, on August 1, 1995, the Partnership sold 40,000 shares of SDL, Inc. common stock for $1.4 million, realizing a gain of $1.4 million.

(J) Subsequent to the end of the quarter, in July 1995, the Partnership sold 113,500 common shares of Viasoft, Inc. for $1.5 million, realizing a gain of $1.2 million.

(K) During the quarter, the Partnership sold its 204,291 common shares of Mobile Telecommunications Technologies Corporation for $5.0 million, realizing a gain of $3.4 million and sold its 213,419 shares of Micro Linear Corporation for $3.2 million, realizing a gain of $2.4 million. Additionally, the Partnership sold its investment in Target Vision, Inc. for $100,000 in cash and a $150,000 promissory note which was paid in full subsequent to the end of the quarter.

(L)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1995.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,

                                                                1995             1994             1995              1994
                                                                ----             ----             ----              ----
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                    $       183,066  $      134,524   $       358,095  $         236,811
   Interest and other income from portfolio
     investments                                                    85,178         134,503           212,247            474,890
   Dividend income                                                  66,700               -           133,400             62,500
                                                                    ------               -           -------             ------
   Totals                                                          334,944         269,027           703,742            774,201
                                                                   -------         -------           -------            -------

   Expenses:
   Management fee - Note 4                                         294,809         328,705           617,427            681,322
   Professional fees                                                46,342         112,881           136,243            219,064
   Mailing and printing                                              7,901          31,668           165,378            160,539
   Independent General Partners' fees - Note 5                      27,963          21,816            55,146             44,081
   Custodial fees                                                    3,514           3,574             7,042              7,438
   Miscellaneous                                                         -             100               485              1,275
                                                                         -             ---               ---              -----
   Totals                                                          380,529          498,744          981,721          1,113,719
                                                                   -------          -------          -------          ---------

NET INVESTMENT LOSS                                                (45,585)       (229,717)         (277,979)          (339,518)

Net realized gain from portfolio investments                     9,736,575          50,262        17,682,087         14,395,334
                                                                 ---------          ------        ----------         ----------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners)
   - Note 3                                                      9,690,990        (179,455)       17,404,108         14,055,816

Net change in unrealized appreciation of
   investments                                                   8,307,788      (9,816,191)       12,083,133        (31,101,979)
                                                                 ---------      ----------        ----------        -----------

NET INCREASE (DECREASE) IN
   NET ASSETS RESULTING FROM
   OPERATIONS                                              $    17,998,778  $   (9,995,646)  $    29,487,241  $     (17,046,163)
                                                           =    ==========  =   ==========   =    ==========  =     ===========


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                1995                 1994
                                                                                                ----                 ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (277,979)    $       (339,518)

Adjustments to reconcile net investment loss to cash used for operating activities:

Amortization of discount on receivable                                                              (3,542)                   -
(Increase) decrease in receivables and other assets                                                101,718             (265,990)
Increase in accrued interest on short-term investments                                             (97,100)             (10,242)
Increase (decrease) in payables                                                                    (21,397)             209,192
                                                                                                   -------              -------
Cash used for operating activities                                                                (298,300)            (406,558)
                                                                                                  --------             --------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net purchase of short-term investments                                                          (5,134,758)             (30,361)
Cost of portfolio investments purchased                                                         (2,094,303)            (804,776)
Deposit placed in escrow                                                                          (218,233)                   -
Net proceeds from the sale of portfolio investments                                             22,538,447           16,862,737
Proceeds from repayment of note                                                                  2,019,721                    -
                                                                                                 ---------                    -
Cash provided from investing activities                                                         17,110,874           16,027,600
                                                                                                ----------           ----------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Limited Partners                                                          (9,000,000)         (16,200,000)
Cash distributions to General Partners                                                          (2,234,189)                   -
                                                                                                ----------                    -
Cash used for financing activities                                                             (11,234,189)         (16,200,000)
                                                                                               -----------          -----------

Increase (decrease) in cash and cash equivalents                                                 5,578,385             (578,958)
Cash and cash equivalents at beginning of period                                                   638,868            1,412,882
                                                                                                   -------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      6,217,253     $        833,924
                                                                                          =      =========     =        =======


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1995


                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total

Balance at beginning of period         $   2,191,479      $ 3,917       $   58,743,241      $   22,463,842     $     83,402,479

Cash distribution, paid
April 11, 1995                            (2,231,929)      (2,260)          (9,000,000)                  -          (11,234,189)

Net investment loss                           65,658          (11)            (343,626)                  -             (277,979)

Net realized gain from portfolio
investments                                3,677,874          466           14,003,747                   -           17,682,087

Net change in unrealized
appreciation of investments                        -            -                    -          12,083,133           12,083,133
                                                   -            -                    -          ----------           ----------

Balance at end of period               $   3,703,082      $ 2,112       $   63,403,362(A)   $   34,546,975     $    101,655,531
                                       =   =========      = =====       =   ==========      =   ==========     =    ===========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $756 at June 30, 1995. Cumulative cash distributions paid to Limited Partners from inception to June 30, 1995 totaled $565 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $34.5 million at June 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1995, timing differences relating to realized losses totaling $1.7 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to June 30, 1995, the Partnership had a $30.0 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $2.8 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $20,000 annually in quarterly installments, $1,400 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,400 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners).

6.     Commitments

The Partnership has a $393,043 commitment to fund MLMS Cancer Research, Inc. The Partnership is a shareholder of MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., formerly a research and development joint venture with IDEC Pharmaceuticals Corporation.

7.     Cash Distributions

On April 11, 1995, the Partnership made a cash distribution to Partners totaling $11,234,189; $9 million, or $75 per Unit, to Limited Partners of record on March 31, 1995 and $2,234,189 to the General Partners. Cash distributions paid during the periods presented and cumulative cash distributions paid to Partners from inception of the Partnership to June 30, 1995 are listed below.

                                                               General                   Limited                 Per $1,000
Distribution Date                                             Partners                  Partners                    Unit
-----------------                                             --------                  --------                    ----
April 11, 1995                                             $    2,234,189           $     9,000,000                $   75
September 1, 1994                                               1,400,000                         0                     0
May 26, 1994                                                            0                16,200,000                   135
Inception to December 31, 1993                                          0                42,600,000                   355
                                                                        -                ----------                   ---
Cumulative totals at June 30, 1995                         $    3,634,189           $    67,800,000                $  565
                                                           =    =========           =    ==========                =  ===

8.     Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations and that the cost of resolution of the litigation will not have a material impact on the financial condition and results of operations of the Partnership. As of June 30, 1995, the Partnership has incurred cumulative legal expenses totaling $166,000 related to the litigation.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


9.     Subsequent Events

Subsequent to the end of the quarter, through August 4, 1995, the Partnership sold common stock of certain portfolio investments for $13.4 million. These shares were valued at $11.4 million at June 30, 1995, reflecting the Partnership's standard valuation policy for publicly traded securities. Had these securities been valued at their final liquidation values, the Partnership's net assets would have increased $2 million, or $13 per Unit, at June 30, 1995.

In August 1995, the General Partners approved a cash distribution to Partners totaling $32 million; $27 million, or $225 per Unit, to the Limited Partners and $5 million to the General Partners. The distribution will be paid in October 1995 to Limited Partners of record on September 30, 1995.

10.    Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended June 30, 1995, the Partnership made follow-on investments totaling $1.4 million in three existing portfolio companies. From its inception to June 30, 1995, the Partnership had invested $115.2 million in 58 portfolio companies. At June 30, 1995, the Partnership had fully liquidated 35 of its portfolio company investments and partially liquidated an additional 10 investments. Liquidated investments at June 30, 1995 had an aggregate cost of $70 million and had returned $97.3 million to the Partnership, resulting in a cumulative net realized gain of $27.3 million.

Generally, cash received from the sale of portfolio investments, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies, is distributed to Partners as soon as practicable after receipt. The Partnership does not intend to make investments in new portfolio companies, however, it may make follow-on investments in certain existing portfolio companies.

On April 11, 1995, the Partnership made a cash distribution to its Partners totaling $11.2 million; $9 million, or $75 per Unit, to the Limited Partners and $2.2 million to the General Partners. The distribution primarily represented proceeds from investments sold in 1994.

At June 30, 1995, the Partnership held $18.4 million in cash and short-term investments; $12.2 million in short-term securities with maturities of less than one year and $6.2 million in an interest-bearing cash account. Interest earned from such investments totaled $183,000 and $358,000 for the three and six months ended June 30, 1995, respectively. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income and from proceeds received from the sale of portfolio investments.

In August 1995, the General Partners approved a cash distribution to Partners totaling $32 million; $27 million, or $225 per Unit, to Limited Partners and $5 million to the General Partners. This distribution will be paid in October 1995 and is primarily composed of proceeds from portfolio investments sold during the seven months ended July 31, 1995. This distribution will bring cumulative cash distributions paid to Partners to $103.4 million; $94.8 million, or $790 per Unit, to the Limited Partners and $8.6 million to the General Partners.

Results of Operations

For the three and six months ended June 30, 1995, the Partnership had a net realized gain from operations of $9.7 million and $17.4 million, respectively. For the three and six months ended June 30, 1994, the Partnership had a net realized loss from operations of $179,000 and a net realized gain from operations of $14.0 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1995, the Partnership had a net realized gain from portfolio investments of $9.7 million and $17.7 million, respectively. During the three months ended June 30, 1995, the Partnership sold shares of common stock in the public market of five of its portfolio companies for $12.7 million, realizing a gain of $9.7 million. The public securities liquidated during the three month period were: 213,419 shares of Micro Linear Corporation, 95,000 shares of CellPro, Incorporated, 204,291 shares of Mobile Telecommunications Technologies Corporation, 341,000 shares of Regeneron Pharmaceuticals, Inc. and 25,000 shares of Corporate Express, Inc. Additionally, during the three months ended March 31, 1995, the Partnership sold shares of common stock in the public market of five of its portfolio companies for $12.6 million, realizing a gain of $8.1 million. The public securities liquidated during the three month period were: 115,267 shares of Children's Discovery Centers of America, Inc., 104,435 shares of Corporate Express, 144,486 shares of Komag, Incorporated, 520,000 shares of Regeneron Pharmaceuticals and 60,000 shares of Viasoft, Inc.
Additionally, on March 31, 1995, the Partnership wrote-off $145,000 of its $395,000 remaining investment in Target Vision which was sold in April 1995 for $100,000 in cash and a $150,000 promissory note.

For the three and six months ended June 30, 1994, the Partnership had a $50,000 and a $14.4 million net realized gain from portfolio investments, respectively. In June 1994, the Partnership sold 26,570 shares of OccuSystems, Inc. in a private transaction for $173,000, realizing a gain of $40,000. Also during the three months ended June 30, 1994, the Partnership realized a gain of $10,000 from the final escrow payment relating to the sale of its investment in R-Byte Inc. During the three months ended March 31, 1994, the Partnership sold common stock of certain of its portfolio investments in the public market realizing a gain of $14.4 million. The public securities liquidated during the three month period were: 370,000 shares of CellPro, 140,000 shares of Regeneron, 90,000 shares of Komag and 78,271 shares of Ringer Corporation. Also during the three months ended March 31, 1994, the Partnership realized gains totaling $44,000 from the receipt of R-Byte escrow payments. Additionally, the Partnership wrote-off its $100,000 investment in Research Applications, Inc.

Investment Income and Expenses - For the three months ended June 30, 1995 and 1994, the Partnership had a net investment loss of $46,000 and $230,000, respectively. The lower net investment loss for the 1995 period compared to the 1994 period, primarily was attributable to a $118,000 decrease in operating expenses, primarily professional fees and mailing and printing expenses, for the 1995 period. Professional fees were $46,000 and $113,000 for the three months ended June 30, 1995 and 1994, respectively, primarily reflecting a decrease in legal fees relating to the In-Store Advertising, Inc. ("ISA") litigation during the 1995 period. Additionally, a $49,000 increase in interest from short-term investments for the 1995 period contributed to the decrease in net investment loss. This decrease was due to an increase in the average amount of funds invested in short-term securities and higher short-term interest rates during the 1995 period compared to the 1994 period.

Net investment loss for the six months ended June 30, 1995 and 1994 was $278,000 and $340,000, respectively. The decrease in net investment loss was the result of a $132,000 decrease in operating expenses offset by a $70,000 decline in investment income for the 1995 period compared to the 1994 period. The decrease in operating expenses primarily resulted from a reduction in legal fees incurred during the 1995 period relating to the ISA litigation. The decrease in investment income included a $192,000 decrease in interest and dividend income from portfolio investments for the 1995 period, which was due to a decrease in the amount of debt securities of portfolio companies held by the Partnership during the 1995 period compared to the same period in 1994. The decrease in interest and dividend income from portfolio investments was partially offset by a $121,000 increase in interest from short-term investments during the 1995 period, due to an increase in the average amount of funds available for investment in such securities and higher interest rates for the 1995 period.

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 1995 and 1994, was $295,000 and $329,000, respectively. The management fee for the six months ended June 30, 1995 and 1994, was $617,000 and $681,000, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are made to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest received on short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1995, the Partnership had a $21 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its publicly traded securities. Additionally, during the six month period, $8.9 million of unrealized gain was transferred to realized gain relating to portfolio investments  sold  during  the  period,  as  discussed  above.  The $21  million unrealized gain offset by the $8.9 million transfer from unrealized gain to realized gain resulted in a $12.1 million increase to net unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1994, the Partnership had a net unrealized loss from its portfolio investments of $19.0 million, primarily resulting from the net downward revaluation of the Partnership's publicly traded securities. Additionally, during the six month period, $12.1 million of unrealized gain was transferred to realized gain relating to portfolio investments sold during the period, as discussed above. The $19.0 million unrealized loss and the $12.1 million net transfer from unrealized gain to realized gain resulted in a $31.1 million reduction to net unrealized appreciation of investments for the six month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the six months ended June 30, 1995, the Partnership had a $29.5 million net increase in net assets resulting from operations, comprised of the $12.1 million increase in unrealized appreciation and the $17.4 million net realized gain from operations for the six month period. At June 30, 1995, the Partnership's net assets were $101.7 million, up $18.3 million from $83.4 million at December 31, 1994. This increase resulted from the $29.5 million net increase in net assets for the six month period offset by the $11.2 million cash distribution paid to Partners in April 1995.

For the six months ended June 30, 1994, the Partnership had a $17.1 million net decrease in net assets resulting from operations, comprised of the $31.1 million decrease in net unrealized appreciation offset by the $14.0 million net realized gain from operations for the six month period. At June 30, 1994, the Partnership's net assets were $79.4 million, a decrease of $33.3 million from $112.7 million at December 31, 1993. This decrease resulted from the $17.1 million net decrease in net assets resulting from operations for the six month period and the $16.2 million cash distribution paid to Limited Partners in May 1994.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit was $756 and $638 at June 30, 1995 and December 31, 1994, respectively.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of the Limited Partners was held on June 30, 1995 with respect to 1) the election of the Individual General Partners, 2) the election of the Managing General Partner, 3) the ratification of the independent auditors and 4) the ratification of the Management Agreement. At the meeting, the four Individual General Partners, Kevin K. Albert, Steward S. Flaschen, Jerome Jacobson and William M. Kelly, were elected to continue to serve as Individual General Partners and MLVPII Co., L.P. was elected to continue to serve as the Managing General Partner. The proposal to amend Paragraph 11.4 of the Amended and Restated Agreement of Limited Partnership with respect to the requirement to hold Annual Meetings of Limited Partners was adjourned to a meeting held on July 27, 1995, at which time such proposal was approved.

                                                                            Affirmative         Negative
                                                                               Votes              Votes         Abstentions
Ratification of the selection of Deloitte & Touche LLP
as independent auditors of the Partnership for its fiscal
year ending December 31, 1995.                                                 69,907              1,823             2,962

Approval of the continuance of the Management  Agreement among the  Partnership, the Management  Company and the Managing  General Partner and the continuance of the  Sub-Management  Agreement  among  the  Partnership,  the  Managing  General
Partner, the
Management Company and the Sub-Manager.                                        65,391              4,976             4,325

Proposal  to amend  Paragraph  11.4 of the  Amended and  Restated  Agreement  of
Limited  Partnership  with respect to the requirement to hold Annual Meetings of
Limited
Partners.                                                                      60,428             10,406             5,721

Item 5.       Other Information.

On May 3, 1995, the Partnership purchased 70,202 shares of Clarus Medical Systems, Inc. preferred stock and a warrant to purchase 23,401 common shares of Clarus for $70,202.

On May 15, 1995, the Partnership purchased 91,502 shares of Diatech, Inc. preferred stock for $366,008.

On June 19, 1995, the Partnership purchased 2,000,000 shares of Biocircuits Corporation preferred stock and a warrant to purchase 1,207,062 shares of Biocircuits preferred stock for $1,000,000.

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


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              General Partner


By:           MLVPII Co., L.P.
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         August 11, 1995