Form 10-Q
period 1995-09-30
ML VENTURE PARTNERS II LP
filed 1995-11-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3324232
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                    10281-1327
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of September 30, 1995 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                  September 30, 1995          December 31,
                                                                                         (Unaudited)                 1994
ASSETS
Investments - Note 2
   Portfolio investments, at fair value (cost $40,619,365 at
     September 30, 1995 and $52,936,366 at December 31, 1994)                         $       68,940,427      $      75,400,208
   Short-term investments, at amortized cost                                                  44,359,910              6,935,099
Cash and cash equivalents                                                                        536,375                638,868
Deposit in escrow                                                                                218,233                      -
Accrued interest receivable                                                                      793,539                563,815
Notes receivable                                                                                       -                250,656
Receivable from securities sold                                                                3,072,677                  7,655
                                                                                      ------------------      -----------------

TOTAL ASSETS                                                                          $      117,921,161      $      83,796,301
                                                                                      ==================      =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                    $       32,001,136      $               -
Accounts payable                                                                                  42,345                 43,472
Due to Management Company - Note 4                                                               295,890                325,000
Due to Independent General Partners - Note 5                                                      23,400                 25,350
                                                                                      ------------------      -----------------
   Total liabilities                                                                          32,362,771                393,822
                                                                                      ------------------      -----------------

Partners' Capital:
Managing General Partner                                                                       3,301,387              2,191,479
Individual General Partners                                                                        1,797                  3,917
Limited Partners (120,000 Units)                                                              53,934,144             58,743,241
Unallocated net unrealized appreciation of investments - Note 2                               28,321,062             22,463,842
                                                                                      ------------------      -----------------
   Total partners' capital                                                                    85,558,390             83,402,479
                                                                                      ------------------      -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $      117,921,161      $      83,796,301
                                                                                      ==================      =================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1995


Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                            May 1991            $    1,422,501    $       682,577
2,000,000 shares of Preferred Stock                                                                1,000,000          1,000,000
Warrants to purchase 1,207,062 shares of Preferred Stock at
   $.60 per share, exercisable after 12/1/95 and expiring 12/18/96                                         0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320         10,313,426
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          3,243,750
-------------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated(A)(B)
64,333 shares of Common Stock                                             Mar. 1989                  119,573            724,550
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
895,152 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 20,238 shares of Common Stock
   at $3.75 per share, expiring on 7/31/97                                                                 0                  0
Warrants to purchase 70,203 shares of Common Stock
   at $.01 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 14,127 shares of Preferred Stock
   at $1.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.*(A)(C)
559,503 shares of Common Stock                                            May 1992                 1,064,481          9,257,872
-------------------------------------------------------------------------------------------------------------------------------
Diatech, Inc.*
1,349,508 shares of Preferred Stock                                       Dec. 1991                2,986,023          4,454,528
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(D)
2,889,947 shares of Preferred Stock                                       Aug. 1988                1,069,569          1,362,585
852,273 shares of Common Stock                                                                       340,909            216,027
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.*
486,067 shares of Preferred Stock                                         June 1992                1,822,751          2,303,957
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation*
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909            555,455
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1995

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A)*:
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989           $    3,960,000    $     3,770,609
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   46,957             38,087
-------------------------------------------------------------------------------------------------------------------------------
Inference Corporation(A)(E)
214,424 shares of Common Stock                                            Apr. 1993                  794,065          1,945,898
   Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                  100,000            100,000
   Warrants to purchase 38,736 shares of Common Stock
     at $5 per share, expiring on 4/19/99                                                                  0                  0
   Warrants to purchase 4,846 shares of Common Stock
     at $5.25 per share, expiring on 12/16/97                                                              0                  0
   Warrants to purchase 59,165 shares of Common Stock
     at $5 per share, expiring on 6/10/98                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.*(A)(F)
427,275 shares of Common Stock                                            Apr. 1989                1,044,663          2,927,027
Warrants to purchase 3,167 shares of Common Stock at
   $7.22 per share to $9.60 per share, expiring between
   5/31/97 and 7/31/97                                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
447,418 shares of Preferred Stock                                         June 1991                4,019,306          2,237,090
Warrants to purchase 13,005 shares of Preferred Stock
   at $5.00 per share, expiring on 1/20/96                                                               130                130
-------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.(A)(G)
403,864 shares of Common Stock                                            June 1993                2,019,320          4,210,282
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock                                       Sept. 1988               2,452,226          1,435,181
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation*
1,250,000 shares of Preferred Stock                                       Feb. 1990                1,483,278          2,483,278
Options to purchase 55,938 shares of Preferred Stock
   at $.71 per share, expiring on 10/31/01                                                                 0             72,160
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(H)
80% Limited Partnership interest                                          May 1988                 1,838,639          3,264,931
-------------------------------------------------------------------------------------------------------------------------------
SDL, Inc.*(A)(I)
379,155 shares of Common Stock                                            July 1992                  999,015          6,805,579
-------------------------------------------------------------------------------------------------------------------------------
Viasoft, Inc.(A)(J)
113,795 shares of Common Stock                                            Dec. 1987                  362,562          1,190,296
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                      $   40,619,365    $    68,940,427
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1995

Supplemental Information: Liquidated Portfolio Investments(L)

                                                                               Cost            Realized Gain             Return
Totals from Liquidated Portfolio Investments(K)                          $    74,666,239      $   49,233,544   $    123,899,783
                                                                         ======================================================

                                                                                               Combined Net            Combined
                                                                                              Unrealized and         Fair Value
                                                                               Cost            Realized Gain         and Return

Totals from Active & Liquidated Portfolio Investments                    $   115,285,604      $   77,554,606   $    192,840,210
                                                                         ======================================================

(A)  Public company
(B) In July and August 1995, the Partnership sold 252,000 common shares of CellPro, Incorporated for $3.8 million, realizing a gain of $3.3 million.
(C) In July and September 1995, the Partnership sold 303,196 common shares of Corporate Express, Inc. for $6.8 million, realizing a gain of $5.3 million.
(D) Subsequent to the end of the quarter, on October 11, 1995, Elantec, Inc. completed its initial public offering at $7 per share. In connection with the offering and a 10-for-1 reverse split of its outstanding common stock, the Partnership exchanged its 2,889,947 preferred shares and 852,273 common shares of Elantec for 374,222 common shares of the company. Additionally, the Partnership sold 130,976 of its post-split shares for $853,000, realizing a gain of $329,000.
(E) During the quarter, in a non-cash transaction, the Partnership exchanged its warrants to purchase 102,747 shares of Inference Corporation common stock for 73,939 shares of common stock.
(F)  In  September   1995,  the   Partnership   sold  75,000  shares  of  Ligand
     Pharmaceuticals Inc. common stock for $731,000, realizing a gain of $549,000. Additionally, the Partnership exercised warrants to purchase 2,417 shares of Ligand common stock for $10,719.
(G) In September 1995, the Partnership sold 100,966 shares of OccuSystems, Inc. common stock for $2.1 million, realizing a gain of $1.6 million.
(H) During the quarter, the Partnership received 67,747 shares of Regeneron Pharmaceuticals, Inc. common stock resulting from an in-kind distribution made by Sanderling Biomedical, L.P. The Partnership sold such shares during the quarter for $1.1 million, realizing a gain of $907,000.
(I) In August 1995, the Partnership sold 40,000 shares of SDL, Inc. common stock for $1.4 million, realizing a gain of $1.4 million.
(J) In July 1995, the Partnership sold 113,500 common shares of Viasoft, Inc. for $1.5 million, realizing a gain of $1.2 million.
(K) During the quarter, the Partnership sold its 92,843 shares of Eckerd Corporation for $2.9 million, realizing a gain of $2 million and sold its 516,895 shares of Regeneron Pharmaceuticals, Inc. for $6.3 million, realizing a gain of $5.7 million.
(L) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1995.
* May be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,

                                                            1995                1994              1995               1994
                                                      ----------------    --------------     ---------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments               $        449,361    $       52,980     $       807,456    $       289,791
   Interest and other income from portfolio
     investments                                                81,236           132,950             293,483            607,840
   Dividend income                                              66,700           150,000             200,100            212,500
                                                      ----------------    --------------     ---------------    ---------------
   Totals                                                      597,297           335,930           1,301,039          1,110,131
                                            --------------------------       -----------      --------------      -------------

   Expenses:
   Management fee - Note 4                                     295,890           327,041             913,317          1,008,363
   Professional fees                                            85,870            60,078             222,113            279,142
   Mailing and printing                                         17,418            30,373             182,796            190,912
   Independent General Partners' fees - Note 5                  23,761            22,190              78,907             66,271
   Custodial fees                                                3,710             3,289              10,752             10,727
   Miscellaneous                                                    87                 -                 572              1,275
                                                      ----------------    --------------     ---------------    ---------------
   Totals                                                      426,736           442,971           1,408,457          1,556,690
                                                     -----------------       -----------      --------------      -------------

NET INVESTMENT INCOME (LOSS)                                   170,561          (107,041)           (107,418)          (446,559)

Net realized gain from portfolio investments                21,959,347         1,331,614          39,641,434         15,726,948
                                                      ----------------    --------------     ---------------    ---------------

NET REALIZED GAIN FROM
   OPERATIONS (allocable to Partners)                       22,129,908         1,224,573          39,534,016         15,280,389

Net change in unrealized appreciation of
   investments                                              (6,225,913)        6,891,653           5,857,220        (24,210,326)
                                                      ----------------    --------------     ---------------    ---------------

NET INCREASE (DECREASE) IN
   NET ASSETS RESULTING FROM
   OPERATIONS                                         $     15,903,995    $    8,116,226     $    45,391,236    $    (8,929,937)
                                                      ================    ==============     ===============    ===============

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                1995                 1994
                                                                                          ----------------     ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                       $       (107,418)    $       (446,559)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest and notes receivable                                        20,932             (429,282)
Increase in accrued interest on short-term investments                                            (309,444)              (8,794)
Increase (decrease) in payables                                                                    (32,187)              43,762
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (428,117)            (840,873)
                                                                                          ----------------     ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Purchase of short-term investments                                                             (37,115,367)            (735,830)
Cost of portfolio investments purchased                                                         (2,175,224)            (909,776)
Deposit placed in escrow                                                                          (218,233)                   -
Net proceeds from the sale of portfolio investments                                             49,048,916           19,408,535
Proceeds from repayment of note                                                                  2,019,721                    -
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                         11,559,813           17,762,929
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners - Note 7                                                        (11,234,189)         (17,600,000)
                                                                                          ----------------     ----------------

Decrease in cash and cash equivalents                                                             (102,493)            (677,944)
Cash and cash equivalents at beginning of period                                                   638,868            1,412,882
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        536,375     $        734,938
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1995


                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at beginning of period         $   2,191,479      $  3,917      $   58,743,241      $   22,463,842     $     83,402,479

Cash distribution, paid
April 11, 1995                            (2,231,929)       (2,260)         (9,000,000)                  -          (11,234,189)

Accrued cash distribution,
payable October 5, 1995                   (5,000,236)         (900)        (27,000,000)                  -          (32,001,136)

Net investment loss                           96,655            (7)           (204,066)                  -             (107,418)

Net realized gain from portfolio
investments                                8,245,418         1,047          31,394,969                   -           39,641,434

Net change in unrealized
appreciation of investments                        -             -                   -           5,857,220            5,857,220
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   3,301,387      $  1,797      $   53,934,144(A)   $   28,321,062     $     85,558,390
                                       =============      ========      ==============      ==============     ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $636 at September 30, 1995. Cumulative cash distributions paid, or payable, to Limited Partners from inception to September 30, 1995 totaled $790 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $29.2 million at September 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1995, timing differences relating to realized losses totaling $1.7 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to September 30, 1995, the Partnership had a $52.2 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $2.9 million.

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

7.     Cash Distributions

On August 1, 1995, the General Partners approved a cash distribution to Partners totaling $32,001,136; $27,000,000, or $225 per Unit, to Limited Partners of record on September 30, 1995, and $5,001,136 to the General Partners. The distribution was paid on October 5, 1995.

Cash distributions paid or approved during the periods presented and cumulative cash distributions to Partners from inception of the Partnership to September 30, 1995 are listed below.

                                                               General                   Limited                Per $1,000
Distribution Date                                             Partners                  Partners                   Unit
------------------------------------------------           --------------           ---------------              ---------
October 5, 1995                                            $    5,001,136           $    27,000,000               $  225
April 11, 1995                                                  2,234,189                 9,000,000                   75
September 1, 1994                                               1,400,000                         0                    0
May 26, 1994                                                            0                16,200,000                  135
Inception to December 31, 1993                                          0                42,600,000                  355
                                                           --------------           ---------------               ------
Cumulative totals at September 30, 1995                    $    8,635,325           $    94,800,000               $  790
                                                           ==============           ===============               ======

8.       Subsequent Event

At a meeting held on November 3, 1995, the General Partners approved a cash distribution to Partners totaling $14,336,506; $12,000,000, or $100 per Unit, to the Limited Partners and $2,336,506 to the General Partners. The distribution is scheduled to be paid in January 1996 to Limited Partners of record on December 31, 1995.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


9.     Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations and that the cost of resolution of the litigation will not have a material impact on the financial condition and results of operations of the Partnership. As of September 30, 1995, the Partnership has incurred cumulative legal expenses totaling $205,000 related to the litigation.

10.    Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1995, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended September 30, 1995, the Partnership made follow-on investments of $70,000 in Clarus Medical Systems, Inc. and $11,000 in Ligand Pharmaceuticals, Inc. From its inception to September 30, 1995, the Partnership had invested $115.3 million in 58 portfolio companies. At September 30, 1995, the Partnership had fully liquidated 37 of its portfolio company investments and partially liquidated an additional 10 investments. Liquidated investments at September 30, 1995 had an aggregate cost of $74.7 million and had returned $123.9 million to the Partnership, resulting in a cumulative net realized gain of $49.2 million.

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

At September 30, 1995, the Partnership held $44.9 million in cash and short-term investments; $44.4 million in short-term securities with maturities of less than one year and $536,000 in an interest-bearing cash account. Interest earned from such investments totaled $449,000 and $807,000 for the three and nine months ended September 30, 1995, respectively. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income and from proceeds received from the sale of portfolio investments.

On October 5, 1995, the Partnership made a cash distribution to Partners totaling $32 million; $27 million, or $225 per Unit, to Limited Partners of record on September 30, 1995, and $5 million to the General Partners. Additionally, in November 1995, the General Partners approved a cash distribution to be paid in January 1996 totaling $14.3 million; $12 million, or $100 per Unit, to Limited Partners of record on December 31, 1995, and $2.3 million to the General Partners. These distributions will bring cumulative cash distributions paid to Partners to $117.8 million; $106.8 million, or $890 per Unit, to the Limited Partners and $11 million to the General Partners.

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from operations of $22.1 million and $39.5 million, respectively. For the three and nine months ended September 30, 1994, the Partnership had a net realized gain from operations of $1.2 million and $15.3 million, respectively. Net realized gain or loss from operations is comprised of
1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from portfolio investments of $22 million and $39.6 million, respectively. During the three months ended September 30, 1995, the Partnership sold shares of common stock of eight of its portfolio companies in the public market for $26.6 million, realizing a gain of $22 million. The public securities liquidated during the three month period were: 252,000 shares of CellPro, Incorporated, 303,196 shares of Corporate Express, Inc., 92,843 shares of Eckerd Corporation, 75,000 shares of Ligand Pharmaceuticals Inc., 100,966 shares of OccuSystems, Inc., 584,642 shares of Regeneron Pharmaceuticals, Inc. (including 67,747 shares received during the quarter as an in-kind distribution from Sanderling Biomedical Ventures, L.P.), 40,000 shares of SDL, Inc. and 113,500 shares of Viasoft, Inc. Additionally, during the six months ended June 30, 1995, the Partnership sold shares of common stock in the public market of eight of its portfolio companies for $25.3 million, realizing a gain of $17.8 million. The shares sold during the six month period were: 213,419 shares of Micro Linear Corporation, 95,000 shares of CellPro, Incorporated, 204,291 shares of Mobile Telecommunications Technologies Corporation, 861,000 shares of Regeneron Pharmaceuticals, Inc., 129,435 shares of Corporate Express, Inc., 115,267 shares of Children's Discovery Centers of America, Inc., 144,486 shares of Komag, Incorporated and 60,000 shares of Viasoft. Additionally, on March 31, 1995, the Partnership wrote-off $145,000 of its $395,000 remaining investment in Target Vision, Inc. which was sold in April 1995 for $100,000 in cash and a $150,000 promissory note. The Partnership received payment for the promissory note in July 1995.

For the three and nine months ended September 30, 1994, the Partnership had a net realized gain from portfolio investments of $1.3 million and $15.7 million, respectively. In August 1994, the Partnership sold its 94,435 preferred shares of The Business Depot Ltd. for $2.5 million, realizing a gain of $1.3 million. Additionally, during the six month period ended June 30, 1994, the Partnership sold common stock of the following portfolio companies in the public market for $16.3 million, realizing a gain of $14.4 million. The shares sold during the six month period were: 370,000 shares of CellPro, 90,000 shares of Komag, 140,000 shares of Regeneron and 78,271 shares of Ringer Corporation. Also, in a private transaction, the Partnership sold 26,570 preferred shares of OccuSystems, Inc. for $173,000, realizing a gain of $40,000. Additionally, the Partnership realized a $54,000 gain from the receipt of final escrow payments relating to the sale of its investment in R-Byte, Inc. and wrote-off its remaining $100,000 investment in Research Applications, Inc.

Investment Income and Expenses - For the three months ended September 30, 1995 and 1994, the Partnership had net investment income of $171,000 and a net investment loss of $107,000, respectively. The $278,000 increase in net investment income for the 1995 period compared to the 1994 period primarily was attributable to a $396,000 increase in interest earned from short-term investments partially offset by a $135,000 decrease in interest and dividend income from portfolio investments. The increase in interest earned from short-term investments was the result of an increase the average amount of funds invested in such securities and higher short-term interest rates during the 1995 period compared to the 1994 period. The increase in funds available for investment in short-term securities was the result of proceeds totaling $26.5 million received by the Partnership from the sale of portfolio investments for the 1995 period compared to $2.5 million for the same period in 1994. Such funds are invested in short-term securities until cash distributions to Partners are made. The decline in interest and dividend income from portfolio investments was the result of a decrease in the interest bearing debt securities in the Partnership's portfolio of investments during the 1995 period as compared to the 1994 period.

Net investment loss for the nine months ended September 30, 1995 and 1994 was $107,000 and $447,000, respectively. The decrease in net investment loss was the result of a $517,000 increase in interest earned from short-term investments and a $148,000 decrease in operating expenses for the 1995 period, which were partially offset by a $326,000 decrease in interest and dividend income from portfolio investments for the 1995 period. The increase in interest from short-term investments was the result of an increase in funds invested in such securities and higher short-term interest rates during the 1995 period. The increase in funds available for investment in short-term securities was the result of proceeds totaling $49 million received by the Partnership from the sale of portfolio investments for the 1995 period compared to $19.4 million for the same period in 1994. The decrease in interest and dividend income from portfolio investments for the 1995 period was the result of a decrease in the interest bearing debt securities in the Partnership's portfolio of investments during the 1995 period compared to the 1994 period. The $148,000 decrease in operating expenses primarily resulted from a reduction in legal fees incurred during the 1995 period and a decrease in the management fee, as discussed below.

The Management Company provides for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 1995 and 1994, was $296,000 and $327,000, respectively. The management fee for the nine months ended September 30, 1995 and 1994, was $913,000 and $1 million, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are made to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest received on short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1995, the Partnership had a $28.5 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its publicly traded securities. Additionally, during the nine month period, $22.6 million of unrealized gain was transferred to realized gain relating to portfolio investments sold during the period, as discussed above. The $28.5 million unrealized gain offset by the $22.6 million transfer from unrealized gain to realized gain resulted in a $5.9 million increase to net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1994, the Partnership had an $11.4 million net unrealized loss from its portfolio investments primarily resulting from the net downward revaluation of the Partnership's publicly traded securities. Additionally, during the nine month period, $12.8 million of unrealized gain was transferred to realized gain primarily relating to portfolio investments sold during the period, as discussed above. The $11.4 million unrealized loss and the $12.8 million net transfer from unrealized gain to realized gain resulted in a $24.2 million reduction to net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the nine months ended September 30, 1995, the Partnership had a $45.4 million net increase in net assets resulting from operations, comprised of the $39.5 million net realized gain from operations and the $5.9 million increase in unrealized appreciation of investments for the nine month period. At September 30, 1995, the Partnership's net assets were $85.6 million, up $2.2 million from $83.4 million at December 31, 1994. This $2.2 million increase resulted from the $45.4 million net increase in net assets resulting from operations for the nine month period offset by the $11.2 million cash distribution paid to Partners in April 1995 and the $32 million accrued cash distribution paid to Partners in October 1995.

For the nine months ended September 30, 1994, the Partnership had an $8.9 million net decrease in net assets resulting from operations, comprised of the $24.2 million decrease in net unrealized appreciation of investments offset by the $15.3 million net realized gain from operations for the nine month period. At September 30, 1994, the Partnership's net assets were $86.1 million, a decrease of $26.5 million from $112.7 million at December 31, 1993. This $26.5 million decrease resulted from the $8.9 million net decrease in net assets resulting from operations for the nine month period and the $17.6 million of cash distributions paid to Partners during the period.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit was $636 and $638 at September 30, 1995 and December 31, 1994, respectively.

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

The Amended Complaint alleges that the Venture Capital Defendants are liable under Section 10(b) of the 1934 Act and Rule 10b-5, and are also liable as controlling persons of In-Store Advertising within the meaning of Section 15 of the 1933 Act and Section 20(a) of the 1934 Act. The Venture Capital Defendants are also being sued as alleged knowing and substantial aiders and abettors of the other defendants' wrongful conduct and under common law fraud and negligence theories. An individual director of In-Store Advertising, named as a defendant in the action, was a Vice President of Merrill Lynch Venture Capital Inc., the General Partner of the Managing General Partner of the Partnership. The Partnership believes that it has meritorious defenses to the allegations in the Amended Complaint (see Note 9 of Notes to Financial Statements).

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

The 1995 Annual Meeting of the Limited Partners was held on June 30, 1995 with respect to 1) the election of the Individual General Partners, 2) the election of the Managing General Partner, 3) the ratification of the independent auditors and 4) the ratification of the Management Agreement and the Sub-Management Agreement. At the meeting, the four Individual General Partners, Kevin K. Albert, Steward S. Flaschen, Jerome Jacobson and William M. Kelly, were elected to continue to serve as Individual General Partners and MLVPII Co., L.P. was elected to continue to serve as the Managing General Partner. The proposal to amend Paragraph 11.4 of the Amended and Restated Agreement of Limited Partnership with respect to the requirement to hold Annual Meetings of Limited Partners was adjourned to a meeting held on July 27, 1995, at which time such proposal was approved.

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

Item 5.       Other Information.

On July 3, 1995, the Partnership purchased 70,202 shares of preferred stock of Clarus Medical Systems, Inc. and a warrant to purchase 23,401 shares of Clarus common stock at $0.01 per share for a total of $70,202.

In September 1995, the Partnership exercised warrants to purchase 2,417 shares of Ligand Pharmaceuticals Inc. for $10,719.

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



Date:         November 13, 1995