Form 10-K
period 1995-12-31
ML VENTURE PARTNERS II LP
filed 1996-03-28
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3324232
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                    10281-1326
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
           None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 15, 1996, 119,866 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.





                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated February 10, 1987, as supplemented by a supplement thereto dated April 21, 1987, are incorporated by reference in Part I and Part II hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1995 filed with the Securities and Exchange Commission on May 12, 1995 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 are incorporated by reference in Part I hereof.

Portions of the Registrant's Form 10-Q for the quarter ended September 30, 1995 filed with the Securities and Exchange Commission on November 14, 1995 are incorporated by reference in Part I hereof.

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

Through MLPF&S, the Partnership publicly offered 120,000 units of limited partnership interest (the "Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-3220) which was declared effective on February 10, 1987. The Partnership held its initial and final closings on March 31, 1987 and June 10, 1987, respectively. A total of 120,000 Units were accepted at such closings and the additional limited partners (the "Limited Partners") were admitted to the Partnership.

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

The Venture Capital Investments

During the year ended December 31, 1995, the Partnership invested $2.74 million in seven existing portfolio companies. As of December 31, 1995, the Partnership had invested $115.85 million in 58 portfolio companies. At December 31, 1995, the Partnership's investment portfolio consisted of 20 active investments with a cost of $38 million and a fair value of $73.1 million. From its inception through December 31, 1995, the Partnership has fully or partially liquidated investments with an aggregate cost basis of $77.85 million. These liquidated investments returned a total of $128.81 million to the Partnership for a realized gain of $50.96 million. The Partnership also realized interest and dividend income from its venture capital investments totaling $3.6 million from inception to December 31, 1995.

During 1995, the Partnership made follow-on investments in certain portfolio companies as follows:

The description of the Partnership's follow-on investments in Neocrin Company, United States Paging Corporation (which subsequently merged into Mobile Telecommunications Technologies Corporation), Raytel Medical Corporation and Clarus Medical Systems, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1995 is incorporated herein by reference.

The descriptions of the Partnership's follow-on investments in Clarus Medical Systems, Inc., Diatech, Inc. and Biocircuits Corporation set forth in Item 5 of
Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference.

The description of the Partnership's follow-on investments in Clarus Medical Systems, Inc. and Ligand Pharmaceuticals, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference.

In December 1995, in connection with the initial public offering of Raytel Medical Corporation, the Partnership received 70,753 shares of common stock representing the payment of accrued dividends on its preferred stock through the date of the company's initial public offering.

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

Item 3.       Legal Proceedings.

The Partnership has been named as a defendant in an action relating to its ownership of securities of In-Store Advertising, Inc. ("In-Store Advertising"). On or about July 16, 1993, a Second Amended Consolidated Class Action Complaint (the "Amended Complaint") was filed in the United States District Court for the Southern District of New York in the In Re In-Store Advertising Securities Litigation. The action is a purported class action suit wherein the plaintiffs (the "Plaintiffs") are persons who allegedly purchased shares of In-Store Advertising common stock in the July 19, 1990 initial public offering (the "Offering") and through November 8, 1990. The defendants named in the Amended Complaint include former individual officers and directors of In-Store Advertising, the underwriters involved in the Offering, and certain other defendants, including the Partnership, who owned In-Store Advertising securities prior to the Offering (the "Venture Capital Defendants"). Prior to the filing of the Amended Complaint, In-Store Advertising filed a "prepackaged" plan in U.S. Bankruptcy Court pursuant to Chapter XI of the U.S. Bankruptcy Code. In their answers to the Amended Complaint, defendants (including the Partnership) asserted cross-claims for contribution against their then co-defendant KPMG Peat Marwick (In-Store Advertising's auditors). Plaintiffs' claims against KPMG Peat Marwick were dismissed as barred by the statute of limitations.

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

The Amended Complaint alleges that the Venture Capital Defendants are liable under Section 10(b) of the 1934 Act and Rule 10b-5, and are also liable as controlling persons of In-Store Advertising within the meaning of Section 15 of the 1933 Act and Section 20(a) of the 1934 Act. The Venture Capital Defendants are also being sued as alleged knowing and substantial aiders and abettors of the other defendants' wrongful conduct and under common law fraud and negligence theories. An individual director of In-Store Advertising, named as a defendant in the action, was a Vice President of Merrill Lynch Venture Capital Inc., the General Partner of the Managing General Partner of the Partnership. The Partnership believes it has meritorious defenses to the allegations in the Amended Complaint and that the cost of resolution of the litigation will not have a material impact on the financial condition of the Partnership (see Note 8 of Notes to Financial Statements).

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of March 15, 1996. The approximate number of holders of Units as of March 15, 1996 is 13,500. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end Merrill Lynch client account statements.

The Managing General Partner's estimate of net asset value at December 31, 1995 is $596 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at fiscal year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value upon the liquidation of the Registrant over its remaining life.

Cash distributions to Partners, paid or accrued, during 1995, 1994 and 1993 and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1995 are listed below:

                                                              General                      Limited              Per $1,000
Distribution Date                                            Partners                     Partners                 Unit
-----------------                                         ---------------            ----------------         ---------
Inception to December 31, 1992                            $             0            $     27,000,000             $  225
May 26, 1993                                                            0                  15,600,000                130
May 26, 1994                                                            0                  16,200,000                135
September 1, 1994                                               1,400,000                           0                  0
April 11, 1995                                                  2,234,189                   9,000,000                 75
October 5, 1995                                                 5,001,136                  27,000,000                225
January 12, 1996 (approved on 11/3/95)                          2,336,506                  12,000,000                100
                                                          ---------------            ----------------             ------
Cumulative totals at December 31, 1995                    $    10,971,831            $    106,800,000             $  890
                                                          ===============            ================             ======

Additionally, on February 29, 1996, the General Partners approved a cash distribution to Partners totaling $21.4 million; $18 million, or $150 per unit, to the Limited Partners and $3.4 million to the General Partners. The distribution will be paid in April 1996 to Limited Partners of record on March 31, 1996 and will bring cumulative cash distributions paid to Limited Partners to $124.8 million, or $1,040 per $1,000 Unit. Cumulative cash distributions paid to the General Partners will total $14.3 million.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1995           1994            1993           1992           1991
                                                       -----------     -----------    -----------    -----------    --------
Net Realized Gain (Loss) on Investments                $    41,368     $    18,593    $    10,605    $    (5,677)   $     1,968

Net Change in Unrealized Appreciation
of Investments                                              12,661         (29,444)         9,430         11,657         14,361

Net Increase (Decrease) in Net Assets
Resulting from Operations                                   54,512         (11,668)        18,581          4,809         15,954

Cash Distributions to Partners*                             57,572          17,600         15,600          9,000          6,000

Cumulative Cash Distributions to Partners*                 117,772          60,200         42,600         27,000         18,000

Net Assets                                                  80,343          83,402        112,671        109,690        113,881

Net Unrealized Appreciation of Investments                  35,125          22,464         51,908         42,478         30,821

Purchase of Portfolio Investments                            2,741           2,428          8,050         13,781          9,845

Cumulative Cost of Portfolio Investments                   115,851         113,110        110,682        102,633         88,852

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized Gain (Loss) on Investments                     $  273         $   135        $    87          $ (47)      $     16

Net Increase (Decrease) in Net Assets
Resulting from Operations                                      358             (79)           120             29            104

Cash Distributions*                                            400             135            130             75             50

Cumulative Cash Distributions*                                 890             490            355            225            150

Net Unrealized Appreciation of Investments                     232             148            355            310            225

Net Asset Value, Including Net Unrealized
Appreciation of Investments                                    596             638            852            862            908

* Includes cash distribution to Partners accrued at December 31, 1995 and paid on January 12, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1995, the Partnership held $17.4 million in short-term securities with maturities of less than one year and $686,000 in an interest-bearing cash account. Funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from these existing cash reserves, from interest and other investment income received and from proceeds received from the sale of portfolio investments. The Partnership will not make any new portfolio investments. Therefore, generally all cash received from the sale of portfolio investments is distributed to Partners as soon as practicable after receipt, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies.

Subsequent to year end, on January 12, 1996, the Partnership made a cash distribution to Partners totaling $14.3 million. As a result of additional portfolio liquidations completed in January and February 1996 (see note 12 of Notes to Financial Statements), the General Partners approved an additional cash distribution to Partners totaling $21.4 million to be paid in April 1996 to Limited Partners of record on March 31, 1996. Cumulative cash distributions to Partners, including the distribution paid on January 12, 1996 and the distribution approved in February 1996, will total $139.1 million; $124.8 million, or $1,040 per $1,000 Unit, to the Limited Partners and $14.3 million to the General Partners.

Results of Operations

For the years ended December 31, 1995, 1994 and 1993, the Partnership had a net realized gain from operations of $41.9 million, $17.8 million and $9.2 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss (interest, dividend and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $41.4 million net realized gain from portfolio investments. During the year, the Partnership sold shares of common stock in the public market of 15 portfolio companies for $56.8 million, realizing a gain of $43.3 million (see Note 9 of Notes to Financial Statements for a summary of sales by company). On December 31, 1995, the Partnership wrote-off its $1.8 million investment in Home Express, Inc. due to financial and operating difficulties at the company. Additionally, during 1995, the Partnership realized a $148,750 loss on its remaining $395,000 investment in Target Vision, Inc. which was sold in 1995 for $246,250 plus interest.

For the year ended December 31, 1994, the Partnership had an $18.6 million net realized gain from portfolio investments. During 1994, the Partnership sold a portion of its common stock holdings in eight of its publicly held investments for $20.2 million, realizing a gain of $17.5 million. The number of common shares sold of each portfolio company were as follows: 55,336 shares of Borg-Warner Automotive, Inc., 79,232 shares of Corporate Express, Inc., 382,000 shares of CellPro, Incorporated, 140,000 shares of Regeneron Pharmaceuticals, Inc., 78,271 shares of Ringer Corporation, 106,666 shares of Micro Linear Corporation, 90,000 shares of Komag, Incorporated and 2,400 shares of MTI Technology Corporation. Additionally, in two private transactions completed during 1994, the Partnership sold its 94,435 preferred shares of The Business Depot Ltd. for $2.8 million, realizing a gain of $1.5 million, and sold 26,570 preferred shares of OccuSystems, Inc. for $173,000, realizing a gain of $40,000. Also during 1994, the Partnership wrote-off its $100,000 investment in Research Applications, Inc. and sold its investment in Shared Resource Exchange, Inc., realizing a loss of $250,000. The Partnership also wrote-off the cost of its warrant to purchase 380,000 common shares of IDEC Pharmaceuticals Corporation, which expired in February 1995, realizing a loss of $217,000. The Partnership also realized gains in 1994 totaling $54,000 from the receipt of final escrow payments relating to the 1992 sale of its investment in R-Byte, Inc.

For the year ended December 31, 1993, the Partnership had a $10.6 million net realized gain from portfolio investments. During 1993, the Partnership sold 525,000 common shares of Regeneron Pharmaceuticals in the public market, realizing a gain of $7.6 million. The Partnership also sold 187,912 common shares of Ringer Corporation in the public market, realizing a gain of $4,000. In January 1993, the Partnership sold its investment in Pyxis Corporation in a private transaction, realizing a gain of $7.2 million. Also during 1993, In-Store Advertising, Inc. ("ISA") filed for protection under Chapter 11 of the federal Bankruptcy Code resulting in the write-off of the Partnership's remaining $1.1 million investment in the company. The Partnership also received a final liquidation payment from InteLock Corporation resulting in a $123,000 realized loss, wrote-off its $2 million investment in Ogle Resources, Inc. and wrote-off the remaining $900,000 of its investment in Communications International, Inc. ("CII"). Several smaller portfolio transactions completed during the year resulted in an additional $46,000 net realized loss for 1993.

Investment Income and Expenses - For the year ended December 31, 1995, the Partnership had net investment income of $482,000. For the years ended December 31, 1994 and 1993, the Partnership had a net investment loss of $817,000 and $1.5 million, respectively.

The $1.3 million increase in net investment income for the 1995 period compared to the 1994 period was the result of a $1.1 million increase in investment income and a $219,000 decrease in operating expenses during 1995 as compared to 1994. The increase in investment income was due to a $690,000 increase in interest earned from short-term investments and a $390,000 increase in interest and dividend income from portfolio investments. The increase in interest income from short-term investments is due to an increase in amounts invested in such securities during 1995, resulting from proceeds received from the liquidation of portfolio investments during 1995. Such proceeds are invested in short-term securities until distributions are made to Partners. In 1995, the Partnership received $56.2 million from the liquidation of portfolio investments compared to $23.5 million received in 1994. The increase in interest and dividend income from portfolio investments for 1995 compared to 1994 was attributable to the receipt of dividends totaling $566,025 from Raytel Medical Corporation during 1995. Such dividend income, received in the form of 70,753 shares of common stock of Raytel, was offset by a $152,000 decrease in interest earned during 1995 on a promissory note due from SDL, Inc., due to the maturity of such note in March 1995. The Partnership's operating expenses declined for 1995 compared to 1994, primarily due to a $195,000 decrease in the management fee for 1995, as discussed below, and a non-recurring interest expense charge of $42,000 incurred during 1994, which is also discussed below.

The decrease in net investment loss for 1994 compared to 1993, primarily was attributable to a $682,000 increase in interest and other income from portfolio investments for 1994. This increase primarily was a result of dividends received from Borg-Warner Automotive, Inc., which began during 1994. Additionally, other income from portfolio investments for 1993 included the write-off of $406,000 of accrued interest receivable related to promissory notes due from Ogle Resources that were written-off in 1993. Operating expenses increased $56,000 for 1994 compared to 1993, primarily resulting from a $142,000 increase in professional fees for 1994, primarily relating to legal fees incurred from the ISA litigation (see Note 8 of Notes to Financial Statements). The Partnership also incurred $42,000 of interest expense during 1994 in connection with its purchase of 97,273 shares of Corporate Express, Inc. from the Management Company (see Note 4 of Notes to Financial Statements). The $142,000 increase in professional fees was offset by a $112,000 decrease in the management fee for 1994, as discussed below.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1995, 1994 and 1993, was $1.1 million, $1.3 million and $1.4 million, respectively. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the periods presented were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $37.9 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its publicly traded securities. Additionally during 1995, a net $25.2 million of unrealized gain was transferred to realized gain relating to portfolio investments sold and written-off during 1995, as discussed above. The $37.9 million unrealized gain offset by the $25.2 million transfer from unrealized gain to realized gain resulted in a $12.7 million increase to net unrealized appreciation of investments for 1995.

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

For the year ended December 31, 1993, the Partnership had a $20.8 million unrealized gain resulting from the net upward revaluation of its portfolio investments. Additionally during 1993, a net $11.4 million was transferred from unrealized gain to realized gain relating to portfolio investments sold and written-off during 1993, as discussed above. The $20.8 million unrealized gain offset by the $11.4 million net transfer from unrealized gain to realized gain resulted in a $9.4 million increase to the Partnership's net unrealized appreciation of investments for 1993.

Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the year ended December 31, 1995, the Partnership had a $54.5 million net increase in net assets resulting from operations, comprised of the $41.9 million net realized gain from operations and the $12.7 million increase in unrealized appreciation of investments for 1995. At December 31, 1995, the Partnership's net assets were $80.3 million, down $3.1 million from $83.4 million at December 31, 1994. This $3.1 million decrease resulted from the $57.6 million of cash distributions paid or accrued to Partners during 1995 offset by the $54.5 million net increase in net assets resulting from operations for 1995.

For the year ended December 31, 1994, the Partnership had an $11.7 million net decrease in net assets resulting from operations comprised of the $29.4 million decline in unrealized appreciation offset by the $17.8 million net realized gain from operations for 1994. At December 31, 1994, the Partnership's net assets were $83.4 million, down $29.3 million from $112.7 million at December 31, 1993. This decrease resulted from the $11.7 million decrease in net assets resulting from operations for 1994 and the $17.6 million cash distribution paid to Partners in 1994.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1995, 1994 and 1993, was $596, $638 and $852, respectively.

Item 8.       Financial Statements and Supplementary Data.


                          ML VENTURE PARTNERS II, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1995 and 1994

Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Venture Partners II, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1995 and 1994 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. at December 31, 1995 and 1994, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $73,125,660 and $70,024,107 at December 31, 1995 and 1994, respectively, representing 91% and 84% of net assets, respectively, whose values have been estimated by the Sub-Manager under the supervision of the Individual General
Partners   and  the  Managing   General   Partner  in  the  absence  of  readily
ascertainable market values. We have reviewed the procedures used by the Sub-Manager in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP

New York, New York
February 18, 1996, except for Notes 7 and 12, as to which the date is March 8, 1996

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS
December 31,


                                                                                                1995                 1994
                                                                                          ----------------     ----------
ASSETS

Investments - Note 2
   Portfolio investments, at fair value
     (cost $38,000,476 at December 31, 1995
     and $52,936,366 at December 31, 1994)                                                $     73,125,660     $     75,400,208
   Short-term investments, at amortized cost - Note 11                                          17,369,428            6,935,099
Cash and cash equivalents                                                                          685,917              638,868
Accrued interest receivable                                                                        870,177              563,815
Note receivable                                                                                          -              250,656
Deposit in escrow                                                                                  184,502                    -
Receivable from securities sold                                                                  2,809,725                7,655
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     95,045,409     $     83,796,301
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                        $     14,336,506     $              -
Accounts payable                                                                                   118,288               43,472
Due to Management Company - Note 4                                                                 224,683              325,000
Due to Independent General Partners - Note 5                                                        23,400               25,350
                                                                                          ----------------     ----------------
   Total liabilities                                                                            14,702,877              393,822
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                         1,471,685            2,191,479
Individual General Partners                                                                          1,457                3,917
Limited Partners (120,000 Units)                                                                43,744,206           58,743,241
Unallocated net unrealized appreciation of investments - Note 2                                 35,125,184           22,463,842
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      80,342,532           83,402,479
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     95,045,409     $     83,796,301
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(C)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       678,223
2,000,000 shares of Preferred Stock                                                                1,000,000          1,000,000
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 12/18/96                                                                    0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320         10,505,187
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          4,668,750
-------------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated(A)(B)
50,166 shares of Common Stock                                             Mar. 1989                   93,241            648,145
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*(D)
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,048 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(B)(E)
559,503 shares of Common Stock                                            May 1992                 1,064,481         12,588,818
-------------------------------------------------------------------------------------------------------------------------------
Diatech, Inc.*
1,349,508 shares of Preferred Stock                                       Dec. 1991                2,986,023          4,454,528
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)(B)(F)
243,245 shares of Common Stock                                            Aug. 1988                  886,574          1,334,503
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909                  0
-------------------------------------------------------------------------------------------------------------------------------
IDEC Pharmaceuticals Corporation(A)(G):
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989                3,960,000          5,995,956
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   46,957             60,566
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation(A)(B)(H)
189,424 shares of Common Stock                                            Apr. 1993           $      804,690    $     2,293,214
   Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252            100,000
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138                  0
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                  0
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986                  0
-------------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.(A)(B)(I)
219,775 shares of Common Stock                                            Apr. 1989                  539,686          1,877,893
Warrants to purchase 3,167 shares of Common Stock at
   $7.22 per share to $9.60 per share, expiring between
   5/31/97 and 7/31/97                                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*(J)
447,418 shares of Preferred Stock                                         June 1991                4,019,306            559,305
Warrants to purchase 13,005 shares of Preferred Stock
   at $5.00 per share, expiring on 1/20/96                                                               130                  0
-------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.(A)(B)(K)
403,864 shares of Common Stock                                            June 1993                2,019,320          6,292,201
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)(L)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          1,711,571
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation*(A)(M)
695,753 shares of Common Stock                                            Feb. 1990                2,049,303          2,988,374
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             81,600
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(B)(N)
80% Limited Partnership interest                                          May 1988                 1,786,643          3,352,688
-------------------------------------------------------------------------------------------------------------------------------
SDL, Inc.*(A)(B)(O)
379,155 shares of Common Stock                                            July 1992                  999,015          7,112,948
-------------------------------------------------------------------------------------------------------------------------------
Viasoft, Inc.(A)(B)(P)
47,795 shares of Common Stock                                             Dec. 1987                  152,280            476,038
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                      $   38,000,476    $    73,125,660
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995


Supplemental Information: Liquidated Portfolio Investments(R)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Allez, Inc.                                           1992            $     1,781,320       $   (1,781,320)     $             0
Amdahl Corporation                                    1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                      1990                  2,000,000           (1,999,999)                   1
BBN Advanced Computer Partners, L.P.                  1990                    868,428             (864,028)               4,400
BBN Integrated Switch Partners, L.P.                  1990/1992             5,022,380           (4,822,797)             199,583
Borg-Warner Automotive, Inc.                          1994                    276,680              928,538            1,205,218
Business Depot, Ltd.                                  1994                  1,214,184            1,539,475            2,753,659
CellPro, Incorporated                                 1994-1995             1,467,703           15,255,290           16,722,993
Children's Discovery Centers of America, Inc.(B)      1995                  2,000,259             (236,187)           1,764,072
Communications International, Inc.                    1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                           1990/1991             1,131,070           (1,131,069)                   1
Corporate Express, Inc.                               1994-1995             1,935,430            9,794,410           11,729,840
Data Recording Systems, Inc.                          1988                  1,615,129           (1,499,999)             115,130
Eckerd Corporation(B)                                 1995                    857,004            2,019,272            2,876,276
Elantec, Inc.                                         1993/1995               525,544              327,110              852,654
Everex Systems, Inc.                                  1991/1992               750,000              447,606            1,197,606
-------------------------------------------------------------------------------------------------------------------------------
Hoffman & Company, L.P.                               1993                     40,000              (40,000)                   0
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.                                    1995                  1,822,751           (1,822,751)                   0
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
IDEC Pharmaceuticals Corporation                      1994                    217,391             (217,391)                   0
-------------------------------------------------------------------------------------------------------------------------------
Inference Corporation                                 1995                     44,672              431,882              476,554
-------------------------------------------------------------------------------------------------------------------------------
In-Store Advertising, Inc.                            1992                  2,259,741           (2,259,741)                   0
-------------------------------------------------------------------------------------------------------------------------------
InteLock Corporation                                  1992                  1,254,125           (1,251,274)               2,851
Komag, Incorporated(B)                                1991/1995             2,365,237            4,477,843            6,843,080
Ligand Pharmaceuticals Inc.                           1992/1995               874,749            2,226,089            3,100,838
-------------------------------------------------------------------------------------------------------------------------------
Magnesys                                              1989                  1,440,997           (1,412,049)              28,948
Meteor Message Corporation                            1990                  1,501,048           (1,501,047)                   1
-------------------------------------------------------------------------------------------------------------------------------
Micro Linear Corporation(B)                           1994-1995             1,120,300            2,897,886            4,018,186
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995


                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Mobile Telecommunications
   Technologies Corporation(B)(Q)                     1995            $     1,558,155       $    3,439,923      $     4,998,078
-------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.                                     1994-1995               637,680            1,645,344            2,283,024
-------------------------------------------------------------------------------------------------------------------------------
Ogle Resources, Inc.                                  1993                  1,974,286           (1,974,186)                 100
-------------------------------------------------------------------------------------------------------------------------------
Pandora Industries, Inc.                              1990                  2,060,139           (2,060,138)                   1
-------------------------------------------------------------------------------------------------------------------------------
Pyxis Corporation                                     1993                    634,598            7,169,424            7,804,022
-------------------------------------------------------------------------------------------------------------------------------
R-Byte Inc.                                           1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.(B)                    1991-1995             2,678,135           30,203,091           32,881,226
Research Applications, Inc.                           1994                    100,000             (100,000)                   0
Ringer Corporation                                    1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries                                      1991/1992             1,600,150           (1,555,149)              45,001
Sanderling Biomedical, L.P.                           1995                    213,357            1,036,811            1,250,168
Saxpy Computer Corporation                            1988                  2,000,000           (2,000,000)                   0
SDL, Inc.                                             1993/1995             3,758,250            1,382,012            5,140,262
SF2 Corporation                                       1991-1994             2,193,293           (1,856,570)             336,723
Shared Resource Exchange, Inc.                        1990-1994               999,999             (999,998)                   1
Special Situations, Inc.                              1988                    215,000             (187,175)              27,825
Storage Technology Corporation                        1990                  2,174,000            1,466,802            3,640,802
-------------------------------------------------------------------------------------------------------------------------------
Target Vision, Inc.                                   1992/1995             1,500,000           (1,253,750)             246,250
-------------------------------------------------------------------------------------------------------------------------------
TCOM Systems, Inc.                                    1990/1992             4,715,384           (4,711,536)               3,848
-------------------------------------------------------------------------------------------------------------------------------
Telecom USA, Inc.                                     1989                  5,000,000            3,361,778            8,361,778
-------------------------------------------------------------------------------------------------------------------------------
Touch Communications Incorporated                     1991                  1,119,693           (1,119,693)                   0
Viasoft, Inc.                                         1995                    763,068            2,200,940            2,964,008
-------------------------------------------------------------------------------------------------------------------------------

Totals from Liquidated Portfolio Investments                          $    77,851,153       $   50,960,557     $    128,811,710
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   115,851,629       $   86,085,741     $    201,937,370
                                                                      =========================================================

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995


(A)  Public company

(B) During 1995, the Partnership sold or wrote-off equity securities of such company. See Note 9 of Notes to Financial Statements for summarized information.

(C) In June 1995, the Partnership acquired 2,000,000 shares of preferred stock and a warrant to purchase 1,207,062 shares of preferred stock of Biocircuits Corporation for $1,000,000. Pursuant to certain conditions of the June 1995 purchase agreement, the Partnership's warrant to purchase 1,207,062 preferred shares was subsequently exchanged for a warrant to purchase 594,000 shares of the company's preferred stock. On December 31, 1995, Biocircuits completed a four-for-one reverse split of its outstanding common stock. As a result, the Partnership exchanged its 515,269 common shares for 128,817 shares.

(D) In connection with a recapitalization and equity financing of Clarus Medical Systems, Inc. completed in March 1995, the Partnership invested an additional $70,202 and converted its 507,458 preferred shares and its $136,623 promissory note due from Clarus along with accrued interest of $4,649 into 754,748 preferred shares of the company. The Partnership also received warrants to purchase 23,401 common shares at $.01 per share and 14,127 preferred shares at $1.00 per share in connection with this transaction. In May and July 1995, the Partnership purchased an additional 140,404 preferred shares and 46,802 warrants for $140,404. Additionally in November, the company effected a five-for-one reverse split of its outstanding stock. As a result, the Partnership exchanged its 895,152 shares of preferred stock and warrants to purchase 104,568 shares of common and preferred stock for 179,028 preferred shares and warrants to purchase 20,917 shares of common and preferred stock.

(E) In June 1995, Corporate Express effected a 3-for-2 split of its outstanding stock. As a result, the Partnership received an additional 295,900 shares of the company's common stock.

(F) On October 11, 1995, Elantec, Inc. completed its initial public offering at $7 per share. In connection with the offering and a 10-for-1 reverse split of its outstanding common stock, the Partnership exchanged its 2,889,947 preferred shares and 852,273 common shares of Elantec for 374,221 common shares of the company.

(G) In March 1995, the joint venture between IDEC Pharmaceuticals Corporation and ML/MS Associates, L.P. was terminated. In connection with the termination and cancellation of all future rights to royalties from the sale of commercialized products, ML/MS Associates received 1,000,000 shares of unregistered IDEC common stock and 69,375 shares of 10% dividend accumulating preferred stock of IDEC.

(H) Effective in May 1995, Inference completed a spin-off of certain of its assets and liabilities, in a tax free transaction, to Brightware, Inc., and all of the shares of Brightware were issued to the Inference shareholders. The Partnership's ownership of Brightware coincided with its ownership of Inference at the time of the spin-off. On June 30, 1995, Inference Corporation completed its initial public offering. In connection with the offering, the company effected a one-for-five reverse split of its outstanding stock. As a result, the Partnership exchanged its 702,427 shares of preferred stock and warrants to purchase 513,742 shares of common and preferred stock for 140,485 shares of common stock and warrants to purchase 102,747 shares of common stock. Additionally, in a non-cash transaction completed in September 1995, the Partnership exchanged its warrants to purchase 102,747 shares of common stock for 73,939 shares of common stock.

(I) In September 1995, the Partnership exercised warrants to purchase 2,417 shares of Ligand Pharmaceuticals, Inc. common stock for $10,719.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995


(J) In January 1995, the Partnership invested $125 in cash and converted promissory notes totaling $629,176 due from Neocrin Company plus $21,089 of accrued interest into 130,052 shares of preferred stock of the company. Additionally, the Partnership received a warrant to purchase 13,005 shares of Neocrin preferred stock at $5.00 per share in connection with the transaction.

(K) On May 9 1995, OccuSystems, Inc. completed its initial public offering. As a result, the Partnership exchanged its 504,830 preferred shares for 504,830 common shares of the company.

(L) During 1995, Photon Dynamics completed its initial public offering at $9 per share. In connection with the offering and a 3-for-1 reverse split of its outstanding common stock, the Partnership exchanged its 1,222,828 shares of preferred stock for 425,235 shares of common stock. Additionally, the Partnership received a warrant to purchase 6,062 shares of common stock at $5.40 per share (adjusted for the stock split) in connection with an earlier transaction.

(M) In March 1995, the Partnership purchased 250,000 shares of preferred stock of Raytel Medical Corporation for $483,278. In December 1995, Raytel completed its initial public offering at $8 per share. In connection with the offering and a 2-for-1 reverse split of its common stock, the Partnership exchanged its 1,250,000 preferred shares and its option to purchase an additional 55,938 common shares for 625,000 common shares and an option to purchase an additional 27,969 common shares of the company. Additionally in connection with the offering, the Partnership received 70,753 common shares, representing the payment of accrued dividends on its preferred stock through the date of the initial public offering.

(N)  During  1995,  the   Partnership   received   67,747  shares  of  Regeneron
     Pharmaceuticals, Inc. and 8,666 shares of Neopath, Inc. common stock as a result of in-kind distributions made by Sanderling Biomedical, L.P.

(O) In March 1995, SDL, Inc. completed its initial public offering at $16 per share. In connection with the offering and a 3.4-for-1 split of the company's common stock, the Partnership exchanged its 97,011 common shares and 26,270 preferred shares for 419,155 common shares of SDL. Additionally, the Partnership's $2 million note was repaid with interest.

(P) In March 1995, Viasoft, Inc. completed its initial public offering at $8 per share. In connection with the offering and a 1-for-3 reverse split of the company's common stock, the Partnership exchanged its 861,885 preferred shares of Viasoft for 287,295 common shares of the company.

(Q) On February 14, 1995, the Partnership exercised warrants to purchase 42,217 shares of United States Paging Corporation common stock for $78,750. On February 17, 1995, Mobile Telecommunications Technologies Corporation ("MTEL") completed its merger with United States Paging Corporation. In connection with the merger, the Partnership exchanged its U.S. Paging holdings for 204,291 shares of MTEL common stock.

(R)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1995.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
515,269 shares of Common Stock                                            May 1991             $   1,422,501    $       230,428
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320          8,254,075
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          3,440,625
-------------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated(A)
411,333 shares of Common Stock                                            Mar. 1989                  764,525          4,641,379
-------------------------------------------------------------------------------------------------------------------------------
Children's Discovery Centers of America, Inc.(A)
115,267 shares of Common Stock                                            July 1988                2,000,259          1,163,240
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
507,458 shares of Preferred Stock                                         Jan. 1991                2,037,290            571,357
9% Promissory Note due 3/21/95                                                                       136,623            136,623
Warrants to purchase 20,238 shares of Common Stock
    at $3.75 per share, expiring on 7/31/97                                                                0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.*(A)
696,234 shares of Common Stock                                            May 1992                 2,964,258          9,263,998
-------------------------------------------------------------------------------------------------------------------------------
Diatech, Inc.*
1,258,006 shares of Preferred Stock                                       Dec. 1991                2,620,015          3,145,015
-------------------------------------------------------------------------------------------------------------------------------
Eckerd Corporation*(A)
92,843 shares of Common Stock                                             July 1992                  857,004          2,031,521
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.
2,889,947 shares of Preferred Stock                                       Aug. 1988                1,069,569          1,069,569
852,273 shares of Common Stock                                                                       340,909            340,909
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.*
486,067 shares of Preferred Stock                                         June 1992                1,822,751          2,303,957
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
    HCTC Investment, L.P.
    10% Promissory Note due 3/26/98                                       May 1992                 2,587,500          2,587,500
    SPTHOR Corporation
    10% Promissory Note due 3/26/98                                       May 1992                   646,875            646,875
    34.5 shares of Common Stock                                                                      215,625            215,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation*
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909            555,455
-------------------------------------------------------------------------------------------------------------------------------
IDEC Pharmaceuticals Corporation(A):
    ML/MS Associates, L.P.*
    34.4% Limited Partnership interest                                    June 1989                3,960,000          3,960,000
    MLMS Cancer Research, Inc.
    400,000 shares of Common Stock                                        July 1989                   46,957             46,957
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation
702,427 shares of Preferred Stock                                         Apr. 1993            $     785,032    $       785,032
Warrants to purchase 193,682 shares of Preferred Stock
    at $1 per share, expiring on 4/19/99                                                              22,777             22,777
Warrants to purchase 24,233 shares of Preferred Stock
    at $1.05 per share, expiring on 12/16/97                                                           6,531              6,531
Warrants to purchase 295,827 shares of Common Stock
    at $1 per share, expiring on 6/10/98                                                              79,725             79,725
-------------------------------------------------------------------------------------------------------------------------------
Komag, Incorporated(A)
144,486 shares of Common Stock                                            Aug. 1988                1,331,561          3,731,351
-------------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.*(A)
499,858 shares of Common Stock                                            Apr. 1989                1,216,466          2,615,507
Warrants to purchase 5,584 shares of Common Stock at
    $3.61 per share to $9.60 per share, expiring between
    1/18/96 and 7/31/97                                                                                    0              2,415
-------------------------------------------------------------------------------------------------------------------------------
Micro Linear Corporation(A)
213,419 shares of Common Stock                                            Aug. 1988                  746,969          1,033,482
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*
317,366 shares of Preferred Stock                                         June 1991                3,369,046          1,586,830
9.25% Convertible Notes due 6/22/95                                                                  629,176            629,176
-------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.
504,830 shares of Preferred Stock                                         June 1993                2,524,150          3,155,188
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*
1,222,828 shares of Preferred Stock                                       Sept. 1988               2,452,226          1,435,181
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation*
1,000,000 shares of Preferred Stock                                       Feb. 1990                1,000,000          2,000,000
Options to purchase 55,938 shares of Preferred Stock
    at $.71 per share, expiring 10/31/01                                                                   0             72,160
-------------------------------------------------------------------------------------------------------------------------------
Regeneron Pharmaceuticals, Inc.(A)
1,377,895 shares of Common Stock                                          Jan. 1988                1,616,740          3,883,919
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 2,000,000          1,790,799
-------------------------------------------------------------------------------------------------------------------------------
SDL, Inc.*
8% Subordinated Note due 7/17/97                                          July 1992                2,019,721          2,019,721
97,011 shares of Common Stock                                                                        169,769          1,361,064
26,270 shares of Preferred Stock                                                                     849,834            849,834
-------------------------------------------------------------------------------------------------------------------------------
Target Vision, Inc.*
395,000 shares of Preferred Stock                                         Apr. 1987                  395,000                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
United States Paging Corporation*(A)
450,053 shares of Common Stock                                            Apr. 1987           $    1,479,405    $     2,146,618
Warrants to purchase 16,887 shares of Common Stock at
    $3.33 per share, expiring between 2/27/95 and 4/28/95                                                  0             24,308
Warrants to purchase 25,330 shares of Common Stock at
    $.89 per share, expiring between 12/15/95 and 3/8/96                                                   0             98,277
-------------------------------------------------------------------------------------------------------------------------------
Viasoft, Inc.
861,885 shares of Preferred Stock                                         Dec. 1987                  915,348          1,465,205
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                      $   52,936,366    $    75,400,208
                                                                                              ---------------------------------




Supplemental Information: Liquidated Portfolio Investments(B)


                                                                              Cost           Realized Gain                Return

Totals from Liquidated Portfolio Investments                           $    60,174,014       $    9,592,110     $     69,766,124
                                                                       =========================================================


                                                                                             Combined Net               Combined
                                                                                            Unrealized and            Fair Value
                                                                              Cost           Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                  $   113,110,380       $   32,055,952     $    145,166,332
                                                                       =========================================================


(A)  Public company

(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1994.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                               1995               1994               1993
                                                                         ---------------     ---------------    ---------

INVESTMENT INCOME AND EXPENSES
   Interest from short-term investments                                  $     1,062,296    $        372,789   $        360,441
   Interest and other income from portfolio investments                          374,344             537,731            134,921
   Dividend income                                                               832,825             279,298                  -
                                                                         ---------------    ----------------   ----------------
   Total investment income                                                     2,269,465           1,189,818            495,362
                                                                         ---------------    ----------------   ----------------

   Expenses:

   Management fee - Note 4                                                     1,138,000           1,333,363          1,444,988
   Professional fees                                                             319,424             326,655            184,665
   Mailing and printing                                                          211,662             197,083            210,561
   Independent General Partners' fees - Note 5                                   103,049              92,584             93,841
   Custodial fees                                                                 14,602              14,097             14,979
   Miscellaneous                                                                     633               1,275              1,250
   Interest expense - Note 4                                                           -              41,687                  -
                                                                         ---------------    ----------------   ----------------
   Total expenses                                                              1,787,370           2,006,744          1,950,284
                                                                         ---------------    ----------------   ----------------

NET INVESTMENT INCOME (LOSS)                                                     482,095            (816,926)        (1,454,922)

Net realized gain from portfolio investments                                  41,368,447          18,592,821         10,605,019
                                                                         ---------------    ----------------   ----------------

NET REALIZED GAIN FROM OPERATIONS
   (allocable to Partners) - Note 3                                           41,850,542          17,775,895          9,150,097

Net change in unrealized appreciation of investments                          12,661,342         (29,444,350)         9,430,447
                                                                         ---------------    ----------------   ----------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                             $    54,511,884    $    (11,668,455)  $     18,580,544
                                                                         ===============    ================   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                               1995               1994                1993
                                                                         ---------------     ---------------   -----------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES
Net investment income (loss)                                             $       482,095     $      (816,926)  $     (1,454,922)

Adjustments to reconcile net investment income (loss) to cash provided from (used for) operating activities:

(Increase) decrease in accrued interest and notes receivable                     (55,706)           (491,825)           186,164
(Increase) decrease in accrued interest on short-term
   investments                                                                    (8,190)            (14,089)            14,803
Decrease in payables                                                             (27,451)            (22,405)           (42,186)
                                                                         ---------------     ---------------   ----------------
Cash provided from (used for) operating activities                               390,748          (1,345,245)        (1,296,141)
                                                                         ---------------     ---------------   ----------------

CASH FLOWS PROVIDED FROM INVESTING
   ACTIVITIES

Net return (purchase) of short-term investments                              (10,426,139)         (2,929,313)         5,653,777
Cost of portfolio investments purchased                                       (2,741,249)         (2,427,981)        (8,049,501)
Deposits placed in escrow                                                       (184,502)                  -                  -
Net proceeds from the sale of portfolio investments                           54,223,795          23,528,525         16,334,397
Repayment of investments in notes                                              2,019,721                   -          2,064,011
                                                                         ---------------     ---------------   ----------------
Cash provided from investing activities                                       42,891,626          18,171,231         16,002,684
                                                                         ---------------     ---------------   ----------------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distributions to Partners                                               (43,235,325)        (17,600,000)       (15,600,000)
                                                                         ---------------     ---------------   ----------------

Increase (decrease) in cash and cash equivalents                                  47,049            (774,014)          (893,457)
Cash and cash equivalents at beginning of period                                 638,868           1,412,882          2,306,339
                                                                         ---------------     ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                             $       685,917     $       638,868   $      1,412,882
                                                                         ===============     ===============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1993, 1994 and 1995

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at December 31, 1992           $     941,956      $ 3,108       $   66,267,581      $   42,477,745     $    109,690,390
Cash distribution, paid
May 26, 1993                                       -            -          (15,600,000)                  -          (15,600,000)
Net investment loss                          (14,549)         (48)          (1,440,325)                  -           (1,454,922)
Net realized gain on investments             106,050          350           10,498,619                   -           10,605,019
Net change in unrealized
appreciation of investments                        -            -                    -           9,430,447            9,430,447
                                       -------------      -------       --------------      --------------     ----------------
Balance at December 31, 1993               1,033,457        3,410           59,725,875(A)       51,908,192          112,670,934
Cash distributions, paid May 26,
1994 and September 1, 1994                (1,400,000)           -          (16,200,000)                  -          (17,600,000)
Net investment loss                          153,602          (32)            (970,496)                  -             (816,926)
Net realized gain on investments           2,404,420          539           16,187,862                   -           18,592,821
Net change in unrealized
appreciation of investments                        -            -                    -         (29,444,350)         (29,444,350)
                                       -------------      -------       --------------      --------------     ----------------
Balance at December 31, 1994               2,191,479        3,917           58,743,241(A)       22,463,842           83,402,479
Cash distributions, paid April 11,
1995 and October 5, 1995                  (7,232,165)      (3,160)         (36,000,000)                  -          (43,235,325)
Accrued cash distribution,
payable January 12, 1996                  (2,336,106)        (400)         (12,000,000)                  -          (14,336,506)
Net investment income                        243,840            7              238,248                   -              482,095
Net realized gain on investments           8,604,637        1,093           32,762,717                   -           41,368,447
Net change in unrealized
appreciation of investments                        -            -                    -          12,661,342           12,661,342
                                       -------------      -------       --------------      --------------     ----------------
Balance at December 31, 1995           $   1,471,685      $ 1,457       $   43,744,206(A)   $   35,125,184     $     80,342,532
                                       =============      =======       ==============      ==============     ================

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $596, $638 and $852 at December 31, 1995, 1994 and 1993, respectively. Cumulative cash distributions paid, or payable, to Limited Partners from inception to December 31, 1995, 1994 and 1993 totaled $890, $490 and $355 per Unit, respectively.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


1.     Organization and Purpose

ML Venture Partners II, L.P. (the "Partnership") is a Delaware limited partnership formed on February 4, 1986. MLVPII Co., L.P., the managing general partner of the Partnership (the "Managing General Partner") and four individuals (the "Individual General Partners") are the general partners of the Partnership. The general partner of MLVPII Co., L.P. is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Donaldson, Lufkin & Jenrette, Inc., is the sub-manager of the Partnership, pursuant to a sub-management agreement among the Partnership, the Management Company, the Managing General Partner and the Sub-Manager.

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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Sub-Manager under the supervision of the Individual General Partners and the Managing General Partner. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the company's Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Sub-Manager considers such risks in determining the fair value of the Partnership's portfolio investments.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $35.1 million at December 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1995, timing differences primarily relating to realized losses totaling $1.2 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to December 31, 1995, the Partnership had a $54.6 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $3.6 million.

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

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $20,000 annually in quarterly installments, $1,400 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,200 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners).

6.     Commitments

The Partnership has a $393,043 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P.

7.     Cash Distributions

At a meeting held on November 3, 1995, the General Partners approved a cash distribution to Partners totaling $14,336,506; $12,000,000, or $100 per unit to the Limited Partners and $2,336,506 to the General Partners. The distribution was paid on January 12, 1996 to Limited Partners of record on December 31, 1995.

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through December 31, 1995 are listed below:

                                                              General                      Limited              Per $1,000
Distribution Date                                            Partners                     Partners                 Unit
------------------------------------------------          ---------------            ----------------         ---------
Inception to December 31, 1992                            $             0            $     27,000,000             $  225
May 26, 1993                                                            0                  15,600,000                130
May 26, 1994                                                            0                  16,200,000                135
September 1, 1994                                               1,400,000                           0                  0
April 11, 1995                                                  2,234,189                   9,000,000                 75
October 5, 1995                                                 5,001,136                  27,000,000                225
January 12, 1996 (approved on 11/3/95)                          2,336,506                  12,000,000                100
                                                          ---------------            ----------------             ------
Cumulative totals at December 31, 1995                    $    10,971,831            $    106,800,000             $  890
                                                          ===============            ================             ======

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS

Additionally, on February 29, 1996, the General Partners approved a cash distribution to Partners totaling $21.4 million; $18 million, or $150 per unit, to the Limited Partners and $3.4 million to the General Partners. The distribution will be paid in April 1996 to Limited Partners of record on March 31, 1996 and will bring cumulative cash distributions paid to Limited Partners to $124.8 million, or $1,040 per $1,000 Unit. Cumulative cash distributions paid to the General Partners will total $14.3 million.

8.     Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations in the Amended Complaint and that the cost of resolution of the litigation will not have a material impact on the financial condition of the Partnership. As of December 31, 1995, the Partnership has incurred cumulative legal expenses totaling $218,000 related to the litigation.

9.       Portfolio Investments

During 1995, the Partnership sold or wrote-off equity securities of the following portfolio companies:

Company                                                    Shares             Cost       Realized Gain (Loss)       Return
--------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated                                      361,167      $      671,284      $    4,512,990     $     5,184,274
Children's Discovery Centers of America, Inc.              115,267           2,000,259            (236,187)          1,764,072
Corporate Express, Inc.                                    432,631           1,899,777           8,205,810          10,105,587
Eckerd Corporation                                          92,843             857,004           2,019,272           2,876,276
Elantec, Inc.                                              130,976             523,904             328,750             852,654
Home Express, Inc.(1)                                      487,067           1,822,751          (1,822,751)                  0
Inference Corporation                                       25,000              44,672             431,882             476,554
Komag, Incorporated                                        144,486           1,331,561           2,872,275           4,203,836
Ligand Pharmaceuticals, Inc.(2)                            282,500             687,499           2,226,089           2,913,588
Micro Linear Corporation                                   213,419             746,969           2,428,556           3,175,525
Mobile Telecommunications Technologies Corp.               204,291           1,558,155           3,439,923           4,998,078
Neopath, Inc.(3)                                             8,666              51,996             129,467             181,463
OccuSystems, Inc.                                          100,966             504,830           1,605,489           2,110,319
Regeneron Pharmaceuticals, Inc.                          1,377,895           1,616,740          10,885,336          12,502,076
Regeneron Pharmaceuticals, Inc.(3)                          67,747             161,361             907,344           1,068,705
SDL, Inc.                                                   40,000              20,588           1,382,012           1,402,600
Target Vision, Inc.                                            (4)             395,000            (148,750)            246,250
Viasoft, Inc.                                              239,500             763,068           2,200,940           2,964,008
                                                                        --------------      --------------     ---------------
Totals                                                                  $   15,657,418      $   41,368,447     $    57,025,865
                                                                        ==============      ==============     ===============

(1)  Investment written-off on December 31, 1995.
(2) Includes $11,088 of proceeds and realized gain from the sale of 33,098 rights received during 1995.
(3)  Received as an in-kind distribution from Sanderling Biomedical, L.P.
(4) In a private transaction, the Partnership sold its 395,000 shares of preferred stock held at December 31, 1994 and 3,683,333 shares of common stock which were written-off in 1992.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


10.    Classification of Portfolio Investments

As of December 31, 1995, the Partnership's investments in portfolio companies were categorized as follows:


                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $     17,513,922           $    53,633,656               66.76%
Limited Partnerships                                        5,746,643                 9,348,644               11.64%
Preferred Stock                                            11,505,536                 6,908,985                8.60%
Debt Securities                                             3,234,375                 3,234,375                4.02%
                                                     ----------------           ---------------             --------

Total                                                $     38,000,476           $    73,125,660               91.02%
                                                     ================           ===============             ========

Country/Geographic Region
Midwestern U.S.                                      $     10,196,289           $    34,950,108               43.50%
Western U.S.                                               20,257,255                30,271,024               37.68%
Eastern U.S.                                                7,546,932                 7,904,528                9.84%
                                                     ----------------           ---------------             --------

Total                                                $     38,000,476           $    73,125,660               91.02%
                                                     ================           ===============             ========

Industry
Business Services                                    $      5,583,801           $    23,549,769               29.31%
Biotechnology                                               9,319,309                15,741,631               19.59%
Automotive Parts                                            2,223,320                10,505,187               13.08%
Semiconductors/Electronics                                  4,337,815                10,159,022               12.65%
Medical Devices and Services                               10,973,649                 6,850,799                8.53%
Telecommunications                                          3,450,000                 3,450,000                4.29%
Computer Hardware/Software                                  2,112,582                 2,869,252                3.57%
                                                     ----------------           ---------------             --------

Total                                                $     38,000,476           $    73,125,660               91.02%
                                                     ================           ===============             ========


* Percentage of net assets is based on fair value.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


11.    Short-Term Investments

At December 31, 1995 and 1994, the Partnership had short-term investments in commercial paper as detailed below.

                                                           Maturity          Purchase          Amortized            Value at
Issuer                                          Yield        Date              Price             Cost               Maturity

December 31, 1995:
IES Utilities, Inc.                            5.75%         1/8/96     $    14,358,600     $    14,381,600    $     14,400,000

Golden Managers Acceptance
   Corporation                                 5.75%        1/24/96           2,480,434           2,490,417           2,500,000

BIF, Inc.                                      5.65%         2/2/96             496,626             497,411             500,000
                                                                        ---------------     ---------------    ----------------

Total                                                                   $    17,335,660     $    17,369,428    $     17,400,000
                                                                        ===============     ===============    ================


December 31, 1994:
Cooperative Association
   of Tractor Dealers                          5.50%        1/13/95     $     1,975,556     $     1,996,028    $      2,000,000

Cooperative Association
   of Tractor Dealers                          6.12%        3/10/95           2,466,850           2,470,675           2,500,000

MultiBanco Comermex, S.A.                      6.15%        3/15/95           2,467,115           2,468,396           2,500,000
                                                                        ---------------     ---------------    ----------------

Total                                                                   $     6,909,521     $     6,935,099    $      7,000,000
                                                                        ===============     ===============    ================

12.    Subsequent Events

From January 1, 1996 to February 23, 1996, the Partnership sold the following equity securities in the public market:

Company                                                    Shares             Cost           Realized Gain          Return
--------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.                                217,358       $     528,967      $    1,979,901     $     2,508,868
CellPro, Incorporated                                       50,166              93,241             744,215             837,456
OccuSystems, Inc.                                          150,000             750,000           2,312,488           3,062,488
Viasoft, Inc.                                               47,795             152,280             600,489             752,769
SDL, Inc.                                                  379,155             999,015           9,120,519          10,119,534
Inference Corporation                                        5,000               8,874              81,122              89,996
                                                                         -------------      --------------     ---------------
Totals                                                                   $   2,532,377      $   14,838,734     $    17,371,111
                                                                         =============      ==============     ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

GENERAL PARTNERS

The five General Partners of the Partnership are responsible for the management and administration of the Partnership. The General Partners consist of four Individual General Partners and the Managing General Partner. As required by the Investment Company Act of 1940 (the "Investment Company Act"), a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the Investment Company Act. In 1987, the Securities and Exchange Commission (the "SEC") issued an order declaring that the three Independent General Partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the Investment Company Act solely by reason of their being general partners of the Partnership.

The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of business development companies by the Investment Company Act. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership.

The Managing General Partner, subject to the supervision of the Individual General Partners, has authority to provide, or arrange for the provision of, management services in connection with the venture capital investments of the Partnership. The general partner of the Managing General Partner is Merrill Lynch Venture Capital Inc. (the "Management Company"). The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. ("ML & Co.").

Individual General Partners

Dr. Steward S. Flaschen (1)
592 Weed Street
New Canaan, Connecticut 06840
Age 69
Individual General Partner since 1987
Units of the Partnership beneficially owned at March 15, 1996 - None (3)
         President of Flaschen & Davies, a management consulting firm, since 1986; Corporate Senior Vice President and member of the Management Policy Board of ITT Corporation from 1982 to 1986 and General Technical Director from 1969 to 1986; Chairman of Telco Systems Inc.

Jerome Jacobson (1)
4200 Massachusetts Avenue, N.W.
Washington, D.C. 20016
Age 74
Individual General Partner since 1987
Units of the Partnership beneficially owned at March 15, 1996 - None (3)
         President of Economic Studies Inc., an economic consulting firm, since 1984; Vice Chairman and a director of the Burroughs Corporation from 1980 to 1984; Director of Cerplex Group, Inc., Datawatch Inc. and Easel Corporation.

William M. Kelly (1)
40 Wall Street
New York, New York 10005
Age 52
Individual General Partner since 1991
Units of the Partnership beneficially owned at March 15, 1996 - None (3)
         Associate of William T. Golden, Corporate Director and Trustee, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Individual General Partner of ML Venture Partners I, L.P.

Kevin K. Albert (2)
World Financial Center
North Tower
New York, New York 10281-1326
Age 43
Individual General Partner since 1990
Units of the Partnership beneficially owned at March 15, 1996 - None (3)
         Director and President of the Management Company;  Managing Director of
         Merrill  Lynch  Investment   Banking  Division  ("MLIBK")  since  1988;
         Individual General Partner of ML Venture Partners I, L.P.

(1)  Member of Audit Committee of the Individual General Partners.
(2) Interested person, as defined in the Investment Company Act, of the Partnership.
(3) Messrs. Flaschen and Jacobson have each contributed $1,000 to the capital of the Partnership. Messrs. Kelly and Albert succeeded to the interest of prior Individual General Partners who each contributed $1,000 to the capital of the Partnership.

The Management Company

Merrill Lynch Venture Capital Inc. (the "Management Company") serves as the Partnership's management company and performs, or arranges for the performance of, the management and administrative services necessary for the operations of the Partnership pursuant to a management agreement dated May 23, 1991 (the "Management Agreement"). The Management Company has served as the management company for the Partnership since the Partnership commenced operations in 1987.

The Management Company is a wholly-owned subsidiary of ML Leasing Equipment Corp., which is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326.

On May 23, 1991, the limited partners of the Partnership approved a sub-management agreement among the Partnership, the Management Company, the Managing General Partner and DLJ Capital Management Corporation (the "Sub-Manager"). Under the terms of such sub-management agreement, the Sub-Manager agreed to provide, subject to the supervision of the Managing General Partner, the Management Company and the Individual General Partners, certain of the management services previously provided by the Management Company. Due to certain transactions involving The Equitable Companies Incorporated, the indirect parent of the Sub-Manager, a substantially similar sub-management agreement (the "Sub-Management Agreement") was approved by the limited partners of the Partnership at their 1992 annual meeting held on May 26, 1992.

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. Information concerning Kevin K. Albert, Director and President of the Management Company, is set forth under "General Partners - Individual General Partners". The address of Mr. Aufenanger, Mr. Seitz and Ms. Herte is South Tower, World Financial Center, New York, New York 10080.

Robert F. Aufenanger
Executive Vice President and Director
Age 42
Officer or Director since 1990
         Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Michael E. Lurie
Vice President and Director
Age 52
Officer or Director since 1995
          First Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions related to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee.

Diane T. Herte
Vice President and Treasurer
Age 35
Officer or Director since 1995
         Assistant Vice President of Merrill Lynch & Co. Corporate Credit since 1992 and joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

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

DLJ Capital Management Corporation - The Sub-Management Company

DLJ Capital Management Corporation (the "Sub-Manager"), a Delaware corporation, is an indirect wholly-owned subsidiary of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), a holding company which through its subsidiaries engages in the following activities: investment banking, merchant banking, public finance, trading, distribution and research. The Sub-Manager maintains its principal office at 277 Park Avenue, New York, New York 10172.

The Sub-Manager is a wholly-owned subsidiary of DLJ Capital Corporation ("DLJ Capital"). DLJ Capital, which was founded in 1969, has established nine institutional venture capital funds ("Sprout Funds") and several smaller funds, with total committed capital of over $800 million. Six of such institutional funds, with capital exceeding $750 million, are currently operating. DLJ Capital's most recent limited partnership is Sprout VII, L.P., which was established in 1994 with an excess of 75 percent of its $250 million capital provided by participants in earlier Sprout Funds. DLJ Capital's principal office is located at 277 Park Avenue, New York, New York 10172, and it maintains additional offices in Menlo Park, California and Boston, Massachusetts.

The following table sets forth information concerning the directors, principal executive officers and other officers of the Sub-Manager. Unless otherwise noted, the address of each such person is 277 Park Avenue, New York, New York 10172.

Richard E. Kroon
President, Chief Executive Officer and Director
Age 53
Officer or Director since 1977
         Managing General Partner of Sprout Group, the venture capital affiliate of DLJ since 1981.

Janet A. Hickey
Senior Vice President
Age 50
Officer or Director since 1985
          General Partner of Sprout Group since 1985; Vice President and Manager of Venture Capital Division of General Electric Investment Corp. from 1970 to 1985.

Keith B. Geeslin(1)
Senior Vice President
Age 42
Officer or Director since 1984
         General Partner of Sprout Group since 1986.

Dr. Robert E. Curry(1)
Vice President
Age 49
Officer or Director since 1991
         President and Director of the Management Company from 1989 to 1991; Managing Director of MLIBK from 1990 to 1991; President of Merrill Lynch R&D Management Inc. ("ML R&D") from 1990 to 1991, Vice President of ML R&D from 1984 to 1990 and Director of ML R&D from 1987 to 1991; General Partner of Sprout Group since 1991.

Robert Finzi(1)
Vice President
Age 42
Officer or Director since 1991
          Vice President of the Management Company from 1985 to 1991; Associate with Menlo Ventures from 1983 to 1984; General Partner of Sprout Group since 1991.

Anthony F. Daddino
Vice President and Director
Age 55
Officer or Director since 1989
         Director, Executive Vice President and Chief Financial Officer of DLJ.

Thomas E. Siegler
Secretary, Treasurer and Director
Age 61
Officer or Director since 1971
         Senior Vice President and Secretary of DLJ.

(1) The address of these officers is 3000 Sand Hill Road, Menlo Park, California 94025.

The Managing General Partner

MLVPII Co., L.P. (the "Managing General Partner") is a limited partnership organized on February 4, 1986 under the laws of the State of New York. The Managing General Partner maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations. The Managing General Partner is engaged in no other activities at the date hereof.

The general partner of the Managing General Partner is the Management Company. The limited partners of the Managing General Partner include DLJ Capital Management Corporation ("DLJ"), Dr. Robert E. Curry and Robert Finzi. Messrs. Curry and Finzi are currently officers of DLJ and were previously officers of the Management Company.

The Partnership Agreement obligates the Managing General Partner to contribute cash to the capital of the Partnership so that the Managing General Partner's capital contribution at all times will be equal to one percent (1%) of the aggregate capital contributions of all partners of the Partnership. The Managing General Partner has contributed $1,212,162 to the capital of the Partnership.

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $20,000 in quarterly installments plus $1,400 for each meeting of the Individual General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by the Individual General Partner is required. Such annual fee was $19,000 plus $1,200 for each meeting of the Individual General Partners attended prior to an increase effected on April 1, 1995. The Partnership pays all actual out-of-pocket expenses incurred by the Independent General Partners relating to attendance at such meetings. The Independent General Partners receive $1,200 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. For the year ended December 31, 1995, the aggregate fees and expenses paid by the Partnership to the Independent General Partners totaled $103,049.

Allocations and Distributions - Profits and losses of the Partnership are determined and allocated as of the end of and within sixty days after the end of each calendar year. If the aggregate of the investment income and net realized capital gains and losses from venture capital investments is positive, calculated on a cumulative basis over the life of the Partnership through such year, the Managing General Partner is allocated investment income and net realized capital gains or losses from venture capital investments for such year so that, together with all investment income and gains and losses previously allocated to the Managing General Partner, it has received 20% of the aggregate of such income and gains calculated on a cumulative basis over the life of the Partnership through such year. Such allocation is referred to herein as the "Managing General Partner's Allocation" and is applicable only to the investment income and net realized capital gains and losses resulting from venture capital investments. The Partnership's investment income and net realized capital gains and losses in excess of the Managing General Partner's Allocation and all other profits and losses, including interest or other income on funds not invested in venture capital investments, are allocated among all the Partners (including the Managing General Partner) in proportion to their capital contributions. Cash or other assets otherwise distributable to the Managing General Partner are not distributed to the Managing General Partner to the extent that the net realized gains allocated to the Managing General Partner are offset by an amount equal to 20% of the net unrealized losses of the Partnership.

For its fiscal year ended December 31, 1995, the Partnership had a net realized gain of $41.4 million from portfolio investments sold and written-off. On a cumulative basis, from inception to December 31, 1995, the Partnership was in a net gain position of $54.6 million from its investment income and net realized gains and losses from its venture capital portfolio investments. The Partnership made two cash distributions totaling $36 million to limited partners of record and two cash distributions totaling $7.2 million to the General Partners during the fiscal year ended December 31, 1995. The Partnership also made a cash distribution totaling $12 million in January 1996 to limited partners of record on December 31, 1995. The Partnership also made a cash distribution totaling $2.3 million to the General Partners. The Partnership will also make a cash distribution totaling $18 million to limited partners of record on March 31, 1996 and a $3.4 million distribution to the General Partners.

Management Fee - Pursuant to the Management Agreement, the Partnership pays the Management Company a fee at the annual rate of 2.5% of the amount of the partners' capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed to the Partners and realized capital losses, with a minimum annual fee of $200,000. Such fee is payable quarterly on the basis of the amount of the partners' capital contributions, adjusted as described above, at the end of the preceding calendar quarter. As described previously, the Management Company has entered into a Sub-Management Agreement with DLJ, pursuant to which the Management Company compensates DLJ for management services out of the compensation that the Management Company receives under the Management Agreement. For the year ended December 31, 1995, the management fees payable by the Partnership to the Management Company aggregated $1,138,000.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Reference  is  made  to  Item  10  "Individual   General  Partners"   concerning
information with respect to security ownership.

As of March 15, 1996, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own an aggregate of 104 Units of the Partnership. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Messrs. Albert and Aufenanger are involved with certain other entities affiliated with Merrill Lynch or its affiliates. Michael E. Lurie, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Diane T. Herte, a Vice President and Treasurer of the Management Company and an Assistant Vice President of Merrill Lynch & Co. Corporate Credit, joined Merrill Lynch in 1984.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.    Financial Statements

                    Balance Sheets as of December 31, 1995 and 1994

                    Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

                    Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                    Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                    Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

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

                    (3)   (g)  Amendment No. 3 dated March 25, 1991 to Amended and Restated  Agreement of Limited  Partnership of
                               the Partnership. (3)

                    (3)   (h)  Amendment  No. 4 dated May 23, 1991 to Amended and Restated  Agreement of Limited  Partnership  of
                               the Partnership. (6)

                    (10)  (a)  Management  Agreement dated as of May 23, 1991 among the Partnership,  Management  Company and the
                               Managing General Partner. (6)

                    (10)  (b)  Form of Sub-Management  Agreement among the Partnership,  Management Company, the Managing General
                               Partner and the Sub-Manager. (8)

                    (13)  (a)  Page 18 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                    (13)  (b)  Page 20 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

                    (13)  (c)  Page 19 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1996.


         ML VENTURE PARTNERS II, L.P.


         /s/   Kevin K. Albert
By:      Kevin K. Albert
         Individual General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 1996.


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


By:      /s/   Kevin K. Albert                                       By:     /s/   Jerome Jacobson
         -------------------------------------------------                   ---------------------
         Kevin K. Albert                                                     Jerome Jacobson
         President                                                           Individual General Partner
         (Principal Executive Officer)                                       ML Venture Partners II, L.P.


By:      /s/   Diane T. Herte                                        By:     /s/   William M. Kelly
         Diane T. Herte                                                      William M. Kelly
         Vice President and Treasurer                                        Individual General Partner
         (Principal Financial and Accounting Officer)                        ML Venture Partners II, L.P.