Form 10-Q
period 1996-03-31
ML VENTURE PARTNERS II LP
filed 1996-05-15
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of March 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                       March 31, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Investments - Notes 2, 9, 10 and 11
   Portfolio investments, at fair value
     (cost $33,675,294 at March 31, 1996
     and $38,000,476 at December 31, 1995)                                           $     53,489,300         $      73,125,660
   Short-term investments, at amortized cost                                               34,905,720                17,369,428
Cash and cash equivalents                                                                      69,058                   685,917
Accrued interest receivable                                                                   950,051                   870,177
Deposit in escrow                                                                                   -                   184,502
Receivable from securities sold                                                             3,838,349                 2,809,725
                                                                                     ----------------         -----------------

TOTAL ASSETS                                                                         $     93,252,478         $      95,045,409
                                                                                     ================         =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                   $     21,378,498         $      14,336,506
Accounts payable                                                                              183,753                   118,288
Due to Management Company - Note 4                                                            205,188                   224,683
Due to Independent General Partners - Note 5                                                   28,500                    23,400
                                                                                     ----------------         -----------------
   Total liabilities                                                                       21,795,939                14,702,877
                                                                                     ----------------         -----------------

Partners' Capital:
Managing General Partner                                                                    3,910,449                 1,471,685
Individual General Partners                                                                     1,591                     1,457
Limited Partners (120,000 Units)                                                           47,730,493                43,744,206
Unallocated net unrealized appreciation of investments - Note 2                            19,814,006                35,125,184
                                                                                     ----------------         -----------------
   Total partners' capital                                                                 71,456,539                80,342,532
                                                                                     ----------------         -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     93,252,478         $      95,045,409
                                                                                     ================         =================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1996

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       434,757
2,000,000 shares of Preferred Stock                                                                1,000,000          1,687,500
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 12/18/96                                                                    0            144,788
- -------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320         11,088,809
- -------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          4,171,875
- -------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(B)
239,503 shares of Common Stock                                            May 1992                   124,456          6,322,879
- -------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(C)
1,349,508 shares of Preferred Stock                                       Dec. 1991                2,986,023          4,454,528
- -------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)(B)
243,245 shares of Common Stock                                            Aug. 1988                  886,574          1,313,523
- -------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
- -------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909                  0
- -------------------------------------------------------------------------------------------------------------------------------
IDEC Pharmaceuticals Corporation(A):
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989                3,960,000          6,219,785
   MLMS Cancer Research, Inc.*(D)
   400,000 shares of Common Stock                                         July 1989                   69,566             62,822
- -------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1996

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation(A)(B)
109,424 shares of Common Stock                                            Apr. 1993           $      580,889    $     1,518,258
   Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252            100,000
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138                  0
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                  0
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986                  0
- -------------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.(A)(B)
2,417 shares of Common Stock                                              Apr. 1989                   10,719             14,049
Warrants to purchase 3,167 shares of Common Stock at
   $7.22 per share to $9.60 per share, expiring between
   5/31/97 and 7/31/97                                                                                     0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*(B)(E)
484,300 shares of Preferred Stock                                         June 1991                4,203,716            193,720
Warrants to purchase 922,050 shares of Preferred Stock
   at $.40 per share, expiring on 1/3/01                                                                  92                  0
- -------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.(A)(B)
227,864 shares of Common Stock                                            June 1993                1,139,320          3,887,930
- -------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          1,929,504
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation*(A)(B)
350,000 shares of Common Stock                                            Feb. 1990                1,334,469          1,843,311
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            114,114
- -------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,786,643          3,641,996
- -------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                      $   33,675,294    $    53,489,300
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1996



Supplemental Information: Liquidated Portfolio Investments(F)


                                                                            Cost            Realized Gain                Return

Totals from Liquidated Portfolio Investments                          $    82,383,446       $   78,785,408     $    161,168,854
                                                                      =========================================================


                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,058,740       $   98,599,414     $    214,658,154
                                                                      =========================================================



(A)  Public company

(B) During and/or subsequent to the end of the quarter, the Partnership liquidated equity securities of such investment. See Notes 9 and 11 of Notes to Financial Statements for summarized information.

(C) During the quarter ended March 31, 1996, Diatech, Inc. changed its name to Diatide, Inc.

(D) In January 1996, the Partnership paid $22,609 to MLMS Cancer Research, Inc. in connection with a call on the non-interest bearing promissory note payable on demand to MLMS. The payment increased the cost basis of the Partnership's common stock investment in the company from $46,957 to $69,566 and reduced the outstanding obligation under the promissory note from $393,043 to $370,434.

(E) In January 1996, the Partnership's warrant to purchase 13,005 shares of Neocrin Company common stock at $5 per share expired unexercised. Additionally, in January 1996, the Partnership purchased 36,882 shares of preferred stock of Neocrin Company and a warrant to purchase 922,050 shares of Neocrin preferred stock at $.40 per share for $184,502.

(F)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1996.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                              1996                   1995
                                                                                        ----------------        ---------

INVESTMENT INCOME AND EXPENSES

   Interest from short-term investments                                                 $        210,732        $       175,029
   Interest and other income from portfolio investments                                           81,309                127,069
   Dividend income from portfolio investments                                                     66,700                 66,700
                                                                                        ----------------        ---------------
   Total investment income                                                                       358,741                368,798
                                                                                        ----------------        ---------------

   Expenses:

   Management fee - Note 4                                                                       205,188                322,618
   Professional fees                                                                              33,071                 89,901
   Mailing and printing                                                                          108,126                157,477
   Independent General Partners' fees - Note 5                                                    29,256                 27,183
   Custodial fees                                                                                  3,618                  3,428
   Miscellaneous                                                                                     650                    585
                                                                                        ----------------        ---------------
   Total expenses                                                                                379,909                601,192
                                                                                        ----------------        ---------------

NET INVESTMENT LOSS                                                                              (21,168)              (232,394)

Net realized gain from portfolio investments                                                  27,824,851              7,945,512
                                                                                        ----------------        ---------------

NET REALIZED GAIN FROM OPERATIONS
   (allocable to Partners) - Note 3                                                           27,803,683              7,713,118

Net change in unrealized appreciation of investments                                         (15,311,178)             3,775,345
                                                                                        ----------------        ---------------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                                                           $     12,492,505        $    11,488,463
                                                                                        ================        ===============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                              1996                   1995
                                                                                        ----------------        ---------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment loss                                                                     $        (21,168)       $      (232,394)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

(Increase) decrease in accrued interest receivable                                               (79,874)               185,352
Increase in accrued interest on short-term investments                                          (108,180)               (21,208)
Increase in payables, net                                                                         51,070                164,135
                                                                                        ----------------        ---------------
Cash provided from (used for) operating activities                                              (158,152)                95,885
                                                                                        ----------------        ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                       (17,428,112)           (11,195,820)
Cost of portfolio investments purchased                                                         (207,111)              (658,093)
Net proceeds from the sale of portfolio investments                                           31,328,520              9,831,338
Deposit released from escrow                                                                     184,502                      -
Repayment of investments in notes                                                                      -              2,019,721
                                                                                        ----------------        ---------------
Cash provided from (used for) investing activities                                            13,877,799                 (2,854)
                                                                                        ----------------        ---------------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                (14,336,506)                     -
                                                                                        ----------------        ---------------

Increase (decrease) in cash and cash equivalents                                                (616,859)                93,031
Cash and cash equivalents at beginning of period                                                 685,917                638,868
                                                                                        ----------------        ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                            $         69,058        $       731,899
                                                                                        ================        ===============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996



                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at beginning of period         $   1,471,685      $  1,457      $   43,744,206      $   35,125,184     $     80,342,532

Accrued cash distribution,
paid April 26, 1996 - Note 7              (3,377,898)         (600)        (18,000,000)                  -          (21,378,498)

Net investment loss                           29,094            (2)            (50,260)                  -              (21,168)

Net realized gain from portfolio
investments                                5,787,568           736          22,036,547                   -           27,824,851

Net change in unrealized
appreciation of investments                        -             -                   -         (15,311,178)         (15,311,178)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   3,910,449      $  1,591      $   47,730,493(A)   $   19,814,006     $     71,456,539
                                       =============      ========      ==============      ==============     ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $529 at March 31, 1996. Cumulative cash distributions paid or accrued to Limited Partners from inception to March 31, 1996 totaled $1,040 per Unit.


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

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at fair value as determined quarterly by the Sub-Manager under the supervision of the Individual General Partners and the Managing General Partner. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the company's Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Sub-Manager considers such risks in determining the fair value of the Partnership's portfolio investments.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $19.8 million at March 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1996, timing differences primarily relating to realized losses totaling $1.2 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to March 31, 1996, the Partnership had a $82.6 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $3.8 million.

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership and receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, capital distributed and realized capital losses with a minimum annual fee of $200,000. Such fee is determined and payable quarterly.

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

6.     Commitments

The Partnership has an outstanding commitment of $370,434 payable on demand, when and if called for by MLMS Cancer Research, Inc. The Partnership has a 34.8% ownership interest in MLMS Cancer Research which is the general partner of ML/MS Associates, L.P., formerly a research and development joint venture with IDEC Pharmaceuticals Corporation. The Partnership also owns a 34.4% limited partnership interest in ML/MS Associates.

7.     Cash Distributions

On February 29, 1996, the General Partners approved a cash distribution to Partners totaling $21,378,498; $18,000,000, or $150 per Unit, to the Limited Partners and $3,378,498 to the General Partners. The distribution was paid on April 26, 1996 to Limited Partners of record on March 31, 1996.

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through March 31, 1996 are listed below:

                                                              General                      Limited              Per $1,000
Distribution Date                                            Partners                     Partners                 Unit
- ------------------------------------------------          ---------------            ----------------         ---------
Inception to December 31, 1994                            $     1,400,000            $     58,800,000           $     490
April 11, 1995                                                  2,234,189                   9,000,000                  75
October 5, 1995                                                 5,001,136                  27,000,000                 225
January 12, 1996                                                2,336,506                  12,000,000                 100
April 26, 1996 (accrued at March 31, 1996)                      3,378,498                  18,000,000                 150
                                                          ---------------            ----------------           ---------
Cumulative totals at March 31, 1996                       $    14,350,329            $    124,800,000           $   1,040
                                                          ===============            ================           =========

Additionally, on May 8, 1996, the General Partners approved a cash distribution to Partners totaling $23,439,491; $19.2 million, or $160 per Unit, to the Limited Partners and $4,239,491 to the General Partners. The distribution will be paid in July 1996 to Limited Partners of record on June 30, 1996 and will bring cumulative cash distributions paid to Limited Partners to $144 million, or $1,200 per $1,000 Unit. Cumulative cash distributions paid to the General Partners will total $18.6 million.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


8.     Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations in the Amended Complaint and that the cost of resolution of the litigation will not have a material impact on the financial condition of the Partnership. As of March 31, 1996, the Partnership has incurred cumulative legal expenses totaling $236,000 related to the litigation.

9.       Portfolio Investments

During the three months ended March 31, 1996, the Partnership liquidated equity securities of the following portfolio companies:

                                                   Number of                                Realized
Company                                         Shares/Warrants          Cost              Gain (Loss)             Return

CellPro, Incorporated                                 50,166       $        93,241      $        744,215      $        837,456
Corporate Express, Inc.                              320,000               940,025             8,827,460             9,767,485
Inference Corporation                                 80,000               223,801             1,336,816             1,560,617
Ligand Pharmaceuticals, Inc.                         217,358               528,967             1,979,901             2,508,868
Neocrin Company                                       13,005                   130                  (130)                    0
OccuSystems, Inc.                                    176,000               880,000             2,766,218             3,646,218
Raytel Medical Corporation                           345,753               714,834             2,449,363             3,164,197
SDL, Inc.                                            379,155               999,015             9,120,519            10,119,534
Viasoft, Inc.                                         47,795               152,280               600,489               752,769
                                                                   ---------------      ----------------      ----------------

Totals                                                             $     4,532,293      $     27,824,851      $     32,357,144
                                                                   ===============      ================      ================

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


10.    Classification of Portfolio Investments

As of March 31, 1996, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
- -------------------                                  ----------------           ---------------               -----------
Common Stock                                         $     13,004,368           $    33,017,456                 46.21%
Limited Partnerships                                        5,746,643                 9,861,781                 13.80%
Preferred Stock                                            11,689,908                 7,375,688                 10.32%
Debt Securities                                             3,234,375                 3,234,375                  4.53%
                                                     ----------------           ---------------             ----------

Total                                                $     33,675,294           $    53,489,300                 74.86%
                                                     ================           ===============             ==========

Country/Geographic Region
Midwestern U.S.                                      $      8,376,264           $    26,366,645                 36.90%
Western U.S.                                               17,752,098                19,218,127                 26.89%
Eastern U.S.                                                7,546,932                 7,904,528                 11.07%
                                                     ----------------           ---------------             ----------

Total                                                $     33,675,294           $    53,489,300                 74.86%
                                                     ================           ===============             ==========

Industry
Business Services                                    $      3,763,776           $    14,382,684                 20.13%
Biotechnology                                               8,812,951                14,393,180                 20.14%
Automotive Parts                                            2,223,320                11,088,809                 15.52%
Semiconductors/Electronics                                  3,338,800                 3,243,027                  4.54%
Medical Devices and Services                               10,349,946                 5,313,342                  7.44%
Telecommunications                                          3,450,000                 3,450,000                  4.83%
Computer Hardware/Software                                  1,736,501                 1,618,258                  2.26%
                                                     ----------------           ---------------             ----------

Total                                                $     33,675,294           $    53,489,300                 74.86%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


11.    Subsequent Events

From April 1, 1996 to May 3, 1996, the Partnership sold the following publicly-traded securities:

Company                                         Shares/Warrants          Cost             Realized Gain            Return
Elantec Inc.                                         220,000       $       826,137      $      1,745,113      $      2,571,250
Inference Corporation                                 20,000               106,172               268,828               375,000
Ligand Pharmaceuticals, Inc.                           5,584                10,719                21,255                31,974
OccuSystems, Inc.                                    221,864             1,109,320             4,798,166             5,907,486
                                                                   ---------------      ----------------      ----------------

Totals                                                             $     2,052,348      $      6,833,362      $      8,885,710
                                                                   ===============      ================      ================

12.    Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1996, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In January 1996, the Partnership made a $14.3 million cash distribution to Partners. For the three months ended March 31, 1996, the Partnership received proceeds from the sale of certain portfolio investments totaling $31.3 million. As a result, as of March 31, 1996, the Partnership held $35 million in cash and short-term investments; $34.9 million in short-term securities with maturities of less than one year and $69,000 in an interest-bearing cash account. Interest earned from such investments totaled $211,000 for the three months ended March 31, 1996. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

In February 1996, the General Partners approved a cash distribution to Partners totaling $21.4 million. Such distribution was paid in April 1996 to Partners of record as of March 31, 1996.

Subsequent to the end of the quarter, from April 1, 1996 through May 3, 1996, the Partnership realized $8.9 million from additional portfolio security sales. As a result, the General Partners approved an additional cash distribution to Partners totaling $23.4 million. Such distribution will be paid in July 1996 to Limited Partners of record on June 30, 1996. Cumulative cash distributions paid to Partners, after the distribution to be paid in July 1996, will total $162.6 million; $144 million to the Limited Partners, or $1,200 per $1,000 Unit, and $18.6 million to the General Partners.

Generally, proceeds received from the sale of portfolio investments, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies, is distributed to Partners as soon as practicable after receipt. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income and from proceeds received from the sale of portfolio investments.

During the three months ended March 31, 1996, the Partnership made follow-on investments in two existing portfolio companies totaling $207,000. From its inception to March 31, 1996, the Partnership had invested $116.1 million in 58 portfolio companies. The Partnership will not make investments in new portfolio companies, however, it may make additional follow-on investments in certain existing portfolio companies.

Results of Operations

For the three months ended March 31, 1996 and 1995, the Partnership had a net realized gain from operations of $27.8 million and $7.7 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1996, the Partnership had a $27.8 million net realized gain from portfolio investments. During the quarter, the Partnership sold shares of common stock of eight of its publicly-traded portfolio companies for $32.4 million, realizing a gain of $27.8 million. See Note 9 of Notes to Financial Statements for a summary of sales by investment.

For the three months ended March 31, 1995, the Partnership had a $7.9 million net realized gain from portfolio investments. During the quarter, the Partnership sold shares of common stock of five of its publicly-traded portfolio companies for $12.6 million, realizing a gain of $8.1 million. The number of shares sold of each portfolio company were: 115,267 shares of Children's Discovery Centers of America, Inc., 104,435 shares of Corporate Express, Inc., 144,486 shares of Komag, Incorporated, 520,000 shares of Regeneron Pharmaceuticals, Inc. and 60,000 shares of Viasoft, Inc. Additionally, subsequent to the end of the quarter, the Partnership sold its investment in TargetVision, Inc. for $250,000, resulting in the write-off $145,000 of its $395,000 remaining investment in the company.

Investment Income and Expenses - For the three months ended March 31, 1996 and 1995, the Partnership had a net investment loss of $21,000 and $232,000, respectively. The decrease in net investment loss for the 1996 period compared to the same period in 1995, primarily was attributable to a decrease in the management fee, as discussed below, and reduced professional fees and mailing and printing expenses for the 1996 period. The decrease in professional fees for the 1996 period compared to the 1995 period included a decline in legal and accounting fees. The decline in mailing and printing expenses for the 1996 period compared to the 1995 period was due to a reduction in mailing and printing costs associated with the Partnership's annual meeting.

Additionally, a decrease in interest and other income from portfolio investments for the 1996 period compared to the 1995 period was mostly offset by an increase in interest earned from short-term investments over the same periods. The decrease in interest earned from portfolio investments for 1996 primarily was due to the maturity of the Partnership's $2 million note due from SDL, Inc. in March 1995. The increase in interest earned from short-term investments for 1996 was due to an increase in interest rates for the 1996 period and an increase in funds available for investment in short-term securities, resulting from the $31.3 million of proceeds from the sale of portfolio investments received during the 1996 period as compared to $9.8 million received from portfolio liquidations for the same period in 1995. Such proceeds are invested in short-term securities until cash distributions are paid to Partners.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended March 31, 1996 and 1995, was $205,000 and $323,000, respectively. The decline in the management fee for the 1996 period compared to the same period in 1995 is due to the portfolio liquidations and subsequent distributions made to Partners since March 31, 1995. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest earned from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1996, the Partnership had a $2.7 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the three month period, $18 million was transferred from unrealized gain to realized gain related to the portfolio investments sold during the quarter, as discussed above. The $18 million transfer from unrealized gain to realized gain, partially offset by the $2.7 million unrealized gain, resulted in a $15.3 million decrease to the Partnership's net unrealized appreciation of investments for the three month period.

For the three months ended March 31, 1995, the Partnership had a $7.4 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its publicly traded securities. Additionally, during the three month period, $3.6 million was transferred from unrealized gain to realized gain related to portfolio investments sold or written-off during the quarter, as discussed above. The $7.4 million unrealized gain, partially offset by the $3.6 million transfer from unrealized gain to realized gain, resulted in a $3.8 million increase to the Partnership's net unrealized appreciation of investments for the three month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the three months ended March 31, 1996, the Partnership had a $12.5 million net increase in net assets resulting from operations, comprised of the $27.8 million net realized gain from operations offset by the $15.3 million decrease in unrealized appreciation of investments for the three month period. At March 31, 1996, the Partnership's net assets were $71.4 million, down $8.9 million from $80.3 million at December, 31 1995. This decrease resulted from the $21.4 million accrued cash distribution paid to Partners in April 1996 offset by the $12.5 million increase in net assets from operations for the three month period.

For the three months ended March 31, 1995, the Partnership had an $11.5 million net increase in net assets resulting from operations, comprised of the $3.8 million increase in unrealized appreciation of investments and the $7.7 million net realized gain from operations for the three month period. At March 31, 1995, the Partnership's net assets were $83.7 million, up $254,000 from $83.4 million at December 31, 1994. This increase resulted from the $11.5 million net increase in net assets from operations for the three month period offset by the $11.2 million accrued cash distribution paid to Partners in April 1995.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at March 31, 1996 and December 31, 1995 was $529 and $596, respectively.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period in which this report covers.

Item 5.       Other Information.

In January 1996, the Partnership purchased 36,882 shares of preferred stock of Neocrin Company and a warrant to purchase 922,050 shares of Neocrin preferred stock at $.40 per share for $184,502.

Also in January 1996, the Partnership paid $22,609 to MLMS Cancer Research, Inc. in connection with a call on the non-interest bearing promissory note payable on demand to MLMS. The payment increased the cost basis of the Partnership's common stock investment in the company from $46,957 to $69,566 and reduced the outstanding obligation under the promissory note from $393,043 to $370,434.

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



Date:         May 14, 1996