Form 10-Q
period 1996-06-30
ML VENTURE PARTNERS II LP
filed 1996-08-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3324232
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                   10281-1326
===============================================================================
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of June 30, 1996 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                        June 30, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Investments - Notes 2, 9 and 10
   Portfolio investments, at fair value
     (cost $30,218,710 at June 30, 1996
     and $38,000,476 at December 31, 1995)                                           $     49,857,126         $      73,125,660
   Short-term investments, at amortized cost                                               30,754,004                17,369,428
Cash and cash equivalents                                                                     349,710                   685,917
Accrued interest receivable                                                                 1,030,459                   870,177
Deposit in escrow                                                                                   -                   184,502
Receivable from securities sold                                                                     -                 2,809,725
                                                                                     ----------------         -----------------

TOTAL ASSETS                                                                         $     81,991,299         $      95,045,409
                                                                                     ================         =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                   $     23,439,491         $      14,336,506
Accounts payable                                                                               97,352                   118,288
Due to Management Company - Note 4                                                            184,121                   224,683
Due to Independent General Partners - Note 5                                                   27,600                    23,400
                                                                                     ----------------         -----------------
   Total liabilities                                                                       23,748,564                14,702,877
                                                                                     ----------------         -----------------

Partners' Capital:
Managing General Partner                                                                    1,812,809                 1,471,685
Individual General Partners                                                                     1,226                     1,457
Limited Partners (120,000 Units)                                                           36,790,284                43,744,206
Unallocated net unrealized appreciation of investments - Note 2                            19,638,416                35,125,184
                                                                                     ----------------         -----------------
   Total partners' capital                                                                 58,242,735                80,342,532
                                                                                     ----------------         -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     81,991,299         $      95,045,409
                                                                                     ================         =================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1996

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       370,349
2,000,000 shares of Preferred Stock                                                                1,000,000          1,437,500
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 12/18/96                                                                    0             70,537
- -------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)(B)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320         13,173,171
- -------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          3,656,250
- -------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252             84,291
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138              7,748
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                969
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986              3,986
- -------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(B)
239,503 shares of Common Stock                                            May 1992                   124,456          7,664,096
- -------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)(C)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,238,816
- -------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)(B)
23,245 shares of Common Stock                                             Aug. 1988                   60,437            167,364
- -------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
- -------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909                  0
- -------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1996

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A):
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989           $    3,960,000    $     6,370,437
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   69,566             64,345
- -------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
484,300 shares of Preferred Stock                                         June 1991                4,203,716            193,720
Warrants to purchase 922,050 shares of Preferred Stock
   at $.40 per share, expiring on 1/3/01                                                                  92                  0
- -------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          3,231,786
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)(B)
112,500 shares of Common Stock                                            Feb. 1990                  434,950            591,749
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            245,568
- -------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,786,643          4,939,292
- -------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                      $   30,218,710    $    49,857,126
                                                                                              ---------------------------------

Supplemental Information: Liquidated Portfolio Investments(D)

                                                                            Cost            Realized Gain                Return
Totals from Liquidated Portfolio Investments                          $    85,840,030     $     88,926,463     $    174,766,493
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,058,740     $    108,564,879     $    224,623,619
                                                                      =========================================================

(A)  Public company
(B) During the quarter and/or subsequent to the end of the quarter, the Partnership liquidated equity securities of such investment. See Note 9 of Notes to Financial Statements for summarized information.
(C) During the quarter, Diatide, Inc. completed its initial public offering at $8.50 per share. In connection with the offering and a 6-for-10 reverse split of its outstanding common stock, the Partnership exchanged its 1,349,508 preferred shares of Diatide for 809,704 common shares of the company.
(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1996.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940. See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,

                                                                1996              1995             1996              1995
                                                           ---------------  ----------------  ---------------  ----------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                    $       405,480  $        183,066  $       616,212  $        358,095
   Interest and other income from portfolio
     investments                                                    81,124            85,178          162,433           212,247
   Dividend income                                                  66,700            66,700          133,400           133,400
                                                           ---------------  ----------------  ---------------  ----------------
   Totals                                                          553,304           334,944          912,045           703,742
                                                           ---------------  ----------------  ---------------  ----------------

   Expenses:
   Management fee - Note 4                                         184,121           294,809          389,309           617,427
   Professional fees                                                47,026            46,342           80,097           136,243
   Mailing and printing                                             29,307             7,901          137,433           165,378
   Independent General Partners' fees - Note 5                      28,210            27,963           57,466            55,146
   Custodial fees                                                    3,618             3,514            7,236             7,042
   Miscellaneous                                                       800                 -            1,450               485
                                                           ---------------  ----------------  ---------------  ----------------
   Totals                                                          293,082           380,529          672,991           981,721
                                                           ---------------         ---------         --------         ---------

NET INVESTMENT INCOME (LOSS)                                       260,222           (45,585)         239,054          (277,979)

Net realized gain from portfolio investments                    10,141,055         9,736,575       37,965,906        17,682,087
                                                           ---------------  ----------------  ---------------  ----------------

NET REALIZED GAIN FROM
   OPERATIONS (allocable to Partners)
   - Note 3                                                     10,401,277         9,690,990       38,204,960        17,404,108

Net change in unrealized appreciation of
   investments                                                    (175,590)        8,307,788      (15,486,768)       12,083,133
                                                           ---------------  ----------------  ---------------  ----------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                               $    10,225,687  $     17,998,778  $    22,718,192  $     29,487,241
                                                           ===============  ================  ===============  ================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                1996                 1995
                                                                                          ----------------     ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment income (loss)                                                              $        239,054     $       (277,979)

Adjustments to reconcile net investment income (loss) to cash used for operating activities:

Amortization of discount on receivable                                                                   -               (3,542)
(Increase) decrease in accrued interest receivable                                                (160,282)             101,718
Increase in accrued interest on short-term investments                                            (137,556)             (97,100)
Decrease in payables                                                                               (57,298)             (21,397)
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (116,082)            (298,300)
                                                                                          ----------------     ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net purchase of short-term investments                                                         (13,247,020)          (5,134,758)
Cost of portfolio investments purchased                                                           (207,111)          (2,094,303)
Deposit released from (placed in) escrow                                                           184,502             (218,233)
Net proceeds from the sale of portfolio investments                                             48,764,508           22,538,447
Proceeds from repayment of note                                                                          -            2,019,721
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                         35,494,879           17,110,874
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                 (35,715,004)         (11,234,189)
                                                                                          ----------------     ----------------

Increase (decrease) in cash and cash equivalents                                                  (336,207)           5,578,385
Cash and cash equivalents at beginning of period                                                   685,917              638,868
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        349,710     $      6,217,253
                                                                                          ================     ================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1996


                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at beginning of period         $   1,471,685      $  1,457      $   43,744,206      $   35,125,184     $     80,342,532

Cash distribution, paid
April 26,1996 - Note 7                    (3,377,898)         (600)        (18,000,000)                  -          (21,378,498)

Accrued cash distribution,
paid July 29, 1996 - Note 7               (4,238,851)         (640)        (19,200,000)                  -          (23,439,491)

Net investment loss                           60,965             6             178,083                   -              239,054

Net realized gain from portfolio
investments                                7,896,908         1,003          30,067,995                   -           37,965,906

Net change in unrealized
appreciation of investments                        -             -                   -         (15,486,768)         (15,486,768)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   1,812,809      $  1,226      $   36,790,284(A)   $   19,638,416     $     58,242,735
                                       =============      ========      ==============      ==============     ================

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $436 at June 30, 1996. Cumulative cash distributions paid or accrued to Limited Partners from inception to June 30, 1996 totaled $1,200 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $19.6 million at June 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1996, timing differences primarily relating to realized losses totaling $1.2 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to June 30, 1996, the Partnership had a $92.9 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $3.9 million.

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

7.     Cash Distributions

On May 8, 1996, the General Partners approved a cash distribution to Partners totaling $23,439,491; $19,200,000, or $160 per Unit, to the Limited Partners and $4,239,491 to the General Partners. The distribution was paid on July 29, 1996 to Limited Partners of record on June 30, 1996.

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through June 30, 1996 are listed below:

                                                              General                      Limited              Per $1,000
Distribution Date                                            Partners                     Partners                 Unit
- ------------------------------------------------          ---------------            ----------------         ---------
Inception to December 31, 1994                            $     1,400,000            $     58,800,000           $     490
April 11, 1995                                                  2,234,189                   9,000,000                  75
October 5, 1995                                                 5,001,136                  27,000,000                 225
January 12, 1996                                                2,336,506                  12,000,000                 100
April 26, 1996                                                  3,378,498                  18,000,000                 150
July 29, 1996 (accrued at June 30, 1996)                        4,239,491                  19,200,000                 160
                                                          ---------------            ----------------           ---------
Cumulative totals at June 30, 1996                        $    18,589,820            $    144,000,000           $   1,200
                                                          ===============            ================           =========

Additionally, on August 6, 1996, the General Partners approved a cash distribution totaling $14.5 million; $12 million, or $100 per Unit, to the Limited Partners and $2.5 million to the General Partners. The distribution will be paid in October 1996 to Limited Partners of record on September 30, 1996.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


8.     Pending Litigation

The Partnership has been named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action is a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, allege violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs seek rescission of their purchases of ISA common stock together with damages and certain costs and expenses. The Partnership believes it has meritorious defenses to the allegations in the Amended Complaint and that the cost of resolution of the litigation will not have a material impact on the financial condition of the Partnership. As of June 30, 1996, the Partnership has incurred cumulative legal expenses totaling $219,000 related to the litigation.

9.       Portfolio Investments

During the three and six months ended June 30, 1996, the Partnership liquidated equity securities of the following portfolio companies:

                                                  Number of                                Realized
Company                                         Shares/Warrants          Cost              Gain (Loss)             Return

Three Months Ended March 31, 1996:
CellPro, Incorporated                                 50,166       $        93,241      $        744,215      $        837,456
Corporate Express, Inc.                              320,000               940,025             8,827,460             9,767,485
Inference Corporation                                 80,000               223,801             1,336,816             1,560,617
Ligand Pharmaceuticals, Inc.                         217,358               528,967             1,979,901             2,508,868
Neocrin Company                                       13,005                   130                  (130)                    0
OccuSystems, Inc.                                    176,000               880,000             2,766,218             3,646,218
Raytel Medical Corporation                           345,753               714,834             2,449,363             3,164,197
SDL, Inc.                                            379,155               999,015             9,120,519            10,119,534
Viasoft, Inc.                                         47,795               152,280               600,489               752,769
                                                                   ---------------      ----------------      ----------------

Sub-total                                                          $     4,532,293      $     27,824,851      $     32,357,144
                                                                   ---------------      ----------------      ----------------

Three Months Ended June 30, 1996:
Elantec, Inc.                                        220,000       $       826,137      $      1,745,113      $      2,571,250
Inference Corporation                                109,424               580,889             1,511,735             2,092,624
Ligand Pharmaceuticals, Inc.                           5,584                10,719                21,255                31,974
OccuSystems, Inc.                                    227,864             1,139,320             4,942,160             6,081,480
Raytel Medical Corporation                           237,500               899,519             1,920,792             2,820,311
                                                                   ---------------      ----------------      ----------------

Sub-total                                                          $     3,456,584      $     10,141,055      $     13,597,639
                                                                   ---------------      ----------------      ----------------

Totals                                                             $     7,988,877      $     37,965,906      $     45,954,783
                                                                   ===============      ================      ================

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Additionally, subsequent to the end of the quarter, from July 1, 1996 to August 1, 1996, the Partnership liquidated equity securities of the following portfolio companies:

                                                   Number of
Company                                         Shares/Warrants          Cost             Realized Gain            Return
Borg-Warner Automotive, Inc.                         168,053         $    840,265        $     4,629,860       $     5,470,125
Corporate Express, Inc.                              119,000               88,306              4,315,678             4,403,984
Raytel Medical Corporation                            12,500               48,328                      0                48,328
                                                                     ------------        ---------------       ---------------

Totals                                                               $    976,899        $     8,945,538       $     9,922,437
                                                                     ============        ===============       ===============

10.    Classification of Portfolio Investments

As of June 30, 1996, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
- -------------------                                  ----------------           ---------------               -----------
Common Stock                                         $     12,533,807           $    32,786,650                 56.29%
Limited Partnerships                                        5,746,643                11,309,729                 19.42%
Preferred Stock                                             8,703,885                 2,526,372                  4.34%
Debt Securities                                             3,234,375                 3,234,375                  5.55%
                                                     ----------------           ---------------             ----------

Total                                                $     30,218,710           $    49,857,126                 85.60%
                                                     ================           ===============             ==========

Country/Geographic Region
Midwestern U.S.                                      $      7,236,944           $    25,388,669                 43.59%
Western U.S.                                               15,434,834                17,779,641                 30.53%
Eastern U.S.                                                7,546,932                 6,688,816                 11.48%
                                                     ----------------           ---------------             ----------

Total                                                $     30,218,710           $    49,857,126                 85.60%
                                                     ================           ===============             ==========

Industry
Business Services                                    $      2,624,456           $    11,320,346                 19.44%
Biotechnology                                               8,802,232                14,612,890                 25.08%
Automotive Parts                                            2,223,320                13,173,171                 22.62%
Semiconductors/Electronics                                  2,512,663                 3,399,150                  5.84%
Medical Devices and Services                                9,450,427                 3,804,575                  6.53%
Telecommunications                                          3,450,000                 3,450,000                  5.92%
Computer Hardware/Software                                  1,155,612                    96,994                   .17%
                                                     ----------------           ---------------             ----------

Total                                                $     30,218,710           $    49,857,126                 85.60%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


11.    Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1996, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1996, the Partnership held $31.1 million in cash and short-term investments; $30.8 million in short-term securities with maturities of less than one year and $350,000 in an interest-bearing cash account. Interest earned from such investments totaled $405,000 for the three months ended June 30, 1996. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

In May 1996, the General Partners approved a $23.4 million cash distribution to Partners. Such distribution was paid in July 1996 to Partners of record on June 30, 1996. Subsequent to the end of the quarter, from July 1, 1996 through August 1, 1996, the Partnership realized $9.9 million from the sale of additional portfolio investments. As a result, the General Partners approved an additional cash distribution to Partners totaling $14.5 million. Such distribution will be paid in October 1996 to Partners of record on September 30, 1996. Cumulative cash distributions paid to Partners, after the distribution to be paid in October 1996, will total $177.1 million; $156 million to the Limited Partners, or $1,300 per $1,000 Unit and $21.1 million to the General Partners.

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

Results of Operations

For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $10.4 million and $38.2 million, respectively. For the three and six months ended June 30, 1995, the Partnership had a net realized gain from operations of $9.7 million and $17.4 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1996, the Partnership had a net realized gain from portfolio investments of $10.1 million and $38 million, respectively. During the three months ended June 30, 1996, the Partnership sold shares of common stock of five of its publicly-traded portfolio companies for $13.6 million, realizing a gain of $10.1 million. During the three months ended March 31, 1996, the Partnership sold shares of common stock of eight of its publicly-traded portfolio companies for $32.4 million, realizing a gain of $27.8 million. See
Note 9 of Notes to Financial Statements for a summary of sales by investment for the three and six months ended June 30, 1996.

For the three and six months ended June 30, 1995, the Partnership had a net realized gain from portfolio investments of $9.7 million and $17.7 million, respectively. During the three months ended June 30, 1995, the Partnership sold shares of common stock in the public market of five of its portfolio companies for $12.7 million, realizing a gain of $9.7 million. The public securities liquidated during such three month period were: 213,419 shares of Micro Linear Corporation, 95,000 shares of CellPro, Incorporated, 204,291 shares of Mobile Telecommunications Technologies Corporation, 341,000 shares of Regeneron Pharmaceuticals, Inc. and 25,000 shares of Corporate Express, Inc. Additionally, during the three months ended March 31, 1995, the Partnership sold shares of common stock in the public market of five of its portfolio companies for $12.6 million, realizing a gain of $8.1 million. The public securities liquidated during such three month period were: 115,267 shares of Children's Discovery Centers of America, Inc., 104,435 shares of Corporate Express, 144,486 shares of Komag, Incorporated, 520,000 shares of Regeneron Pharmaceuticals and 60,000 shares of Viasoft, Inc. Additionally, on March 31, 1995, the Partnership wrote-off $145,000 of its $395,000 remaining investment in Target Vision which was sold in April 1995 for $250,000.

Investment Income and Expenses - For the three months ended June 30, 1996 the Partnership had net investment income of $260,000 compared to a net investment loss of $46,000 for the same period in 1995. For the six months ended June 30, 1996 and 1995, the Partnership had net investment income of $239,000 and a net investment loss of $278,000, respectively. The increase in net investment income for the 1996 periods compared to the same periods in 1995, primarily was attributable to an increase in interest earned from short-term investments and a decrease in operating expenses, primarily management fees, as discussed below. The increase in interest earned from short-term investments for 1996 was due to an increase in funds available for investment in short-term securities. Funds available for investment increased due to the receipt of proceeds from the sale of portfolio investments during the 1996 periods.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 1996 and 1995, was $184,000 and $295,000, respectively. The management fee for the six months ended June 30, 1996 and 1995, was $389,000 and $617,000, respectively. The decline in the management fee for the 1996 periods compared to the same periods in 1995 is due to the continued portfolio liquidations and subsequent distributions made to Partners. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest earned from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1996, the Partnership had a $6.9 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the six month period, $22.4 million was transferred from unrealized gain to realized gain related to the portfolio investments sold during the period, as discussed above. The $22.4 million transfer from unrealized gain to realized gain, partially offset by the $6.9 million unrealized gain, resulted in a $15.5 million decrease to the Partnership's net unrealized appreciation of investments for the six month period.

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

For the six months ended June 30, 1996, the Partnership had a $22.7 million net increase in net assets resulting from operations, comprised of the $38.2 million net realized gain from operations offset by the $15.5 million decrease in unrealized appreciation of investments for the six month period. At June 30, 1996, the Partnership's net assets were $58.2 million, down $22.1 million from $80.3 million at December 31, 1995. This decrease was due to the $21.4 million cash distribution paid to Partners in April 1996 and the $23.4 million accrued cash distribution paid to Partners in July 1996 which more than offset the $22.7 million increase in net assets from operations for the six month period.

For the six months ended June 30, 1995, the Partnership had an $29.5 million net increase in net assets resulting from operations, comprised of the $12.1 million increase in unrealized appreciation of investments and the $17.4 million net realized gain from operations for the six month period. At June 30, 1995, the Partnership's net assets were $101.7 million, up $18.3 million from $83.4 million at December 31, 1994. This increase resulted from the $29.5 million net increase in net assets from operations for the six month period offset by the $11.2 million accrued cash distribution paid to Partners in April 1995.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1996 and December 31, 1995 was $436 and $596, respectively.

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

None.

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



Date:         August 12, 1996