Form 10-Q
period 1996-09-30
ML VENTURE PARTNERS II LP
filed 1996-11-12
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of September 30, 1996 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1996 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                   September 30, 1996         December 31,
                                                                                       (Unaudited)                   1995
ASSETS

Investments - Notes 2, 9 and 10
   Portfolio investments, at fair value
     (cost $29,117,226 at September 30, 1996
     and $38,000,476 at December 31, 1995)                                             $35,796,958            $      73,125,660
   Short-term investments, at amortized cost                                               17,976,037                17,369,428
Cash and cash equivalents                                                                     404,211                   685,917
Accrued interest receivable                                                                   329,010                   870,177
Dividend receivable                                                                            41,492                         -
Deposit in escrow                                                                                   -                   184,502
Receivable from securities sold                                                                     -                 2,809,725
                                                                                     ----------------         -----------------

TOTAL ASSETS                                                                         $     54,547,708         $      95,045,409
                                                                                     ================         =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                   $     14,547,971         $      14,336,506
Accounts payable                                                                              146,182                   118,288
Due to Management Company - Note 4                                                            158,795                   224,683
Due to Independent General Partners - Note 5                                                   27,600                    23,400
                                                                                     ----------------         -----------------
   Total liabilities                                                                       14,880,548                14,702,877
                                                                                     ----------------         -----------------

Partners' Capital:
Managing General Partner                                                                    1,318,550                 1,471,685
Individual General Partners                                                                     1,055                     1,457
Limited Partners (120,000 Units)                                                           31,667,823                43,744,206
Unallocated net unrealized appreciation of investments - Note 2                             6,679,732                35,125,184
                                                                                     ----------------         -----------------
   Total partners' capital                                                                 39,667,160                80,342,532
                                                                                     ----------------         -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     54,547,708         $      95,045,409
                                                                                     ================         =================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1996

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       241,532
2,000,000 shares of Preferred Stock                                                                1,000,000            937,500
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 12/18/96                                                                    0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)(B)
251,694 shares of Common Stock                                            Sept. 1988               1,258,470          6,701,353
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          3,515,625
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252             84,291
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138              7,748
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                969
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986              3,986
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(B)
120,503 shares of Common Stock                                            May 1992                    36,150          3,747,643
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,122,160
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)
23,245 shares of Common Stock                                             Aug. 1988                   60,437            130,172
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1996

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A):
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989           $    3,960,000    $     6,521,089
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   69,566             65,866
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
484,300 shares of Preferred Stock                                         June 1991                4,203,716            193,720
Warrants to purchase 922,050 shares of Preferred Stock
   at $.40 per share, expiring on 1/3/01                                                                  92                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          2,423,840
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0              1,819
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)(B)
100,000 shares of Common Stock                                            Feb. 1990                  386,622            566,858
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            262,350
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(B)
80% Limited Partnership interest                                          May 1988                 1,786,643          2,923,285
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                      $   29,117,226    $    35,796,958
                                                                                              ---------------------------------

Supplemental Information: Liquidated Portfolio Investments(C)

                                                                            Cost            Realized Gain                Return

Totals from Liquidated Portfolio Investments                          $    86,941,514     $     98,723,558     $    185,665,072
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,058,740     $    105,403,290     $    221,462,030
                                                                      =========================================================

(A)  Public company
(B) During the quarter, the Partnership sold a portion of its equity holdings of such investment. See Note 9 of Notes to Financial Statements for summarized information.
(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30,1996.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940. See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,

                                                            1996                1995              1996               1995
                                                      -----------------   ---------------    ---------------   ----------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments               $         282,021   $       449,361    $       898,233   $        807,456
   Interest and other income from portfolio
     investments                                                 81,108            81,236            243,541            293,483
   Dividend income                                               41,492            66,700            174,892            200,100
                                                      -----------------   ---------------    ---------------   ----------------
   Totals                                             404,621             597,297            1,316,666         1,301,039
         ----------------------------------------------------          ----------        -------------      ------------

   Expenses:
   Management fee - Note 4                                      158,795           295,890            548,104            913,317
   Professional fees                                             59,658            85,870            139,755            222,113
   Mailing and printing                                          20,860            17,418            158,293            182,796
   Independent General Partners' fees - Note 5                   27,959            23,761             85,425             78,907
   Custodial fees                                                 3,194             3,710             10,430             10,752
   Miscellaneous                                                     70                87              1,520                572
   Litigation settlement - Note 8                             1,000,000                 0          1,000,000                  0
                                                      -----------------   ---------------    ---------------   ----------------
   Totals                                             1,270,536           426,736            1,943,527         1,408,457
         ------------------------------------------------------        ----------        -------------      ------------

NET INVESTMENT INCOME (LOSS)                                   (865,915)          170,561           (626,861)          (107,418)

Net realized gain from portfolio investments                  9,797,095        21,959,347         47,763,001         39,641,434
                                                      -----------------   ---------------    ---------------   ----------------

NET REALIZED GAIN FROM
   OPERATIONS
(allocable to Partners) - Note 3                              8,931,180        22,129,908         47,136,140         39,534,016

Net change in unrealized appreciation of
   investments                                              (12,958,684)       (6,225,913)       (28,445,452)         5,857,220
                                                      ------------------  ---------------    ----------------  ----------------

NET INCREASE (DECREASE) IN
   NET ASSETS RESULTING FROM
   OPERATIONS                                         $      (4,027,504)  $    15,903,995    $    18,690,688   $     45,391,236
                                                      ==================  ===============    ===============   ================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                1996                 1995
                                                                                          ----------------     ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (626,861)    $       (107,418)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest and notes receivable                                                  541,167               20,932
Increase in dividend receivable                                                                    (41,492)                   -
(Increase) decrease in accrued interest on short-term investments                                   13,407             (309,444)
Decrease in payables                                                                               (33,794)             (32,187)
                                                                                          -----------------    ----------------
Cash used for operating activities                                                                (147,573)            (428,117)
                                                                                          -----------------    ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Purchase of short-term investments                                                                (620,016)         (37,115,367)
Cost of portfolio investments purchased                                                           (207,111)          (2,175,224)
Deposit released from (placed in) escrow                                                           184,502             (218,233)
Net proceeds from the sale of portfolio investments                                             59,663,087           49,048,916
Proceeds from repayment of note                                                                          -            2,019,721
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                         59,020,462           11,559,813
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                 (59,154,595)         (11,234,189)
                                                                                          -----------------    ----------------

Decrease in cash and cash equivalents                                                             (281,706)            (102,493)
Cash and cash equivalents at beginning of period                                                   685,917              638,868
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        404,211     $        536,375
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1996


                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total

Balance at beginning of period         $   1,471,685      $  1,457      $   43,744,206      $   35,125,184     $     80,342,532

Cash distribution,
paid April 26, 1996                       (3,377,898)         (600)        (18,000,000)                  -          (21,378,498)

Cash distribution,
paid July 29, 1996                        (4,238,951)         (640)        (19,200,000)                  -          (23,439,591)

Accrued cash distribution,
paid October 11, 1996                     (2,547,571)         (400)        (12,000,000)                  -          (14,547,971)

Net investment loss                           76,581           (23)           (703,419)                  -             (626,861)

Net realized gain from portfolio
investments                                9,934,704         1,261          37,827,036                   -           47,763,001

Net change in unrealized
appreciation of investments                        -             -                   -         (28,445,452)         (28,445,452)
                                       -------------      --------      --------------      ---------------    -----------------

Balance at end of period               $   1,318,550      $  1,055      $   31,667,823(A)   $    6,679,732     $     39,667,160
                                       =============      ========      ==============      ==============     ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $308 at September 30, 1996. Cumulative cash distributions paid or accrued to Limited Partners from inception to September 30, 1996 totaled $ 1,300 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $6.7 million as of September 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1996, timing differences primarily relating to realized losses totaling $1.2 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to September 30, 1996, the Partnership had a $102.8 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4 million.

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

7.     Cash Distributions

On August 6, 1996, the General Partners approved a cash distribution to Partners totaling $14,547,971; $12,000,000, or $100 per Unit, to the Limited Partners and $2,547,971 to the General Partners. This distribution was paid on October 11, 1996 to Limited Partners of record on September 30, 1996.

Cash distributions paid or accrued during the periods presented and cumulative cash distributions paid to Partners from inception of the Partnership through September 30, 1996 are listed below:

                                                              General                      Limited              Per $1,000
       Distribution Date                                     Partners                     Partners                 Unit
------------------------------------------------          ---------------            ----------------         ---------
Inception to December 31, 1994                            $     1,400,000            $     58,800,000           $     490
April 11, 1995                                                  2,234,189                   9,000,000                  75
October 5, 1995                                                 5,001,136                  27,000,000                 225
January 12, 1996                                          2,336,506                  12,000,000                 100
April 26, 1996                                                  3,378,498                  18,000,000                 150
July 29, 1996                                                   4,239,591                  19,200,000                 160
October 11, 1996 (accrued at September 30,1996)                 2,547,971                  12,000,000                 100
                                                          ---------------            ----------------           ---------
Cumulative totals as of September 30, 1996                $    21,137,891            $    156,000,000           $   1,300
                                                          ===============            ================           =========

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


8.     Litigation Settlement

The Partnership was named as a defendant, along with other entities and individuals, in an action involving In-Store Advertising, Inc. ("ISA"). The action was a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, alleged violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs sought rescission of their purchases of ISA common stock together with damages and certain costs and expenses. Certain defendants, including the Partnership, have entered into a Memorandum of Understanding with the plaintiffs in respect of the settlement of this action. In connection therewith, the Partnership delivered $1,000,000 into escrow on September 20, 1996, representing its share of the settlement agreement. Additionally, as of September 30, 1996, the Partnership has incurred cumulative legal expenses totaling $231,000 related to this action.

9.       Portfolio Investments

During the three and nine months ended September 30, 1996, the Partnership liquidated equity securities of the following portfolio companies:

                                                   Number of                                Realized
Company                                         Shares/Warrants          Cost              Gain (Loss)             Return
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1996:
--------------------------------------
Borg-Warner Automotive, Inc.                         192,970         $    964,850        $     5,318,254       $     6,283,104
Corporate Express, Inc.                              119,000               88,306              4,315,678             4,403,984
Raytel Medical Corporation                            12,500               48,328                      0                48,328
Sanderling Biomedical, L.P.(Neopath, Inc.)             6,295                    0                163,163               163,163
                                                                     ------------        ---------------       ---------------
Sub-total                                                               1,101,484              9,797,095            10,898,579
                                                                     ------------        ---------------       ---------------

Six Months Ended June 30, 1996:
CellPro, Incorporated                                 50,166                93,241               744,215               837,456
Corporate Express, Inc.                              320,000               940,025             8,827,460             9,767,485
Elantec, Inc.                                        220,000               826,137             1,745,113             2,571,250
Inference Corporation                                189,424               804,690             2,848,551             3,653,241
Ligand Pharmaceuticals, Inc.                         222,942               539,686             2,001,156             2,540,842
Neocrin Company                                       13,005                   130                  (130)                    0
OccuSystems, Inc.                                    403,864             2,019,320             7,708,378             9,727,698
Raytel Medical Corporation                           583,253             1,614,353             4,370,155             5,984,508
SDL, Inc.                                            379,155               999,015             9,120,519            10,119,534
Viasoft, Inc.                                         47,795               152,280               600,489               752,769
                                                                   ---------------      ----------------      ----------------
Sub-total                                                                7,988,877            37,965,906            45,954,783
                                                                   ---------------      ----------------      ----------------
Totals for the nine months ended September 30, 1996                $     9,090,361      $     47,763,001      $     56,853,362
                                                                   ===============      ================      ================

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


10.    Classification of Portfolio Investments

As of September 30, 1996, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $     11,432,323           $    21,091,837                 53.17%
Limited Partnerships                                        5,746,643                 9,444,374                 23.81%
Preferred Stock                                             8,703,885                 2,026,372                  5.11%
Debt Securities                                             3,234,375                 3,234,375                  8.15%
                                                     ----------------           ---------------             ----------

Total                                                $     29,117,226           $    35,796,958                 90.24%
                                                     ================           ===============             ==========

Country/Geographic Region
Midwestern U.S.                                      $      6,183,788           $    14,859,773                 37.46%
Western U.S.                                               15,386,506                14,365,025                 36.21%
Eastern U.S.                                                7,546,932                 6,572,160                 16.57%
                                                     ----------------           ---------------             ----------

Total                                                $     29,117,226           $    35,796,958                 90.24%
                                                     ================           ===============             ==========

Industry
Business Services                                    $      2,536,150           $     7,263,268                 18.31%
Biotechnology                                               8,802,232                12,632,400                 31.85%
Automotive Parts                                            1,258,470                 6,701,353                 16.89%
Semiconductors/Electronics                                  2,512,663                 2,555,831                  6.44%
Medical Devices and Services                                9,402,099                 3,097,112                  7.81%
Telecommunications                                          3,450,000                 3,450,000                  8.70%
Computer Hardware/Software                                  1,155,612                    96,994                   .24%
                                                     ----------------           ---------------             ----------

Total                                                $     29,117,226           $    35,796,958                 90.24%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

11.    Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1996, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1996, the Partnership held $18.4 million in cash and short-term investments; $18 million in short-term securities with maturities of less than one year and $404,000 in an interest-bearing cash account. Interest earned from such investments totaled $282,000 for the three months ended September 30, 1996. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

In August 1996, the General Partners approved a $14.5 million cash distribution to Partners; $12 million, or $100 per Unit, to Limited Partners of record on September 30, 1996 and $2.5 million to the General Partners. Such distribution was paid on October 11, 1996. Cumulative cash distributions paid to Partners, including the distribution paid in October 1996, total $177.1 million; $156 million to the Limited Partners, or $1,300 per $1,000 Unit and $21.1 million to the General Partners.

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

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership had a net realized gain from operations of $8.9 million and $47.1 million, respectively. For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from operations of $22.1 million and $39.5 million, respectively. Net realized gain or loss from operations is comprised of
1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1996, the Partnership had a net realized gain from portfolio investments of $9.8 million and $47.8 million, respectively. During the three months ended September 30, 1996, the Partnership sold shares of common stock of four publicly-traded portfolio companies for $10.9 million, realizing a gain of $9.8 million. During the six months ended June 30, 1996, the Partnership sold shares of common stock of nine of its publicly-traded portfolio companies for $46 million, realizing a gain of $38 million. See Note 9 of Notes to Financial Statements for a summary of sales by investment for the three month and six month periods mentioned above.

For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from portfolio investments of $22 million and $39.6 million, respectively. During the three months ended September 30, 1995, the Partnership sold shares of common stock of eight of its portfolio companies in the public market for $26.6 million, realizing a gain of $22 million. The public securities liquidated during such three month period were: 252,000 shares of CellPro, Incorporated, 303,196 shares of Corporate Express, Inc., 92,843 shares of Eckerd Corporation, 75,000 shares of Ligand Pharmaceuticals, Inc., 100,966 shares of OccuSystems, Inc., 584,682 shares of Regeneron Pharmaceuticals, Inc. (including 67,747 shares received during the quarter as in in-kind distribution from Sanderling Biomedical Ventures, L.P.), 40,000 shares of SDL, Inc. and 113,500 shares of Viasoft, Inc. Additionally, during the six months ended June 30, 1995, the Partnership sold shares of common stock in the public market of eight of its portfolio companies for $25.3 million, realizing a gain of $17.8 million. The shares sold during the six month period were: 213,419 shares of Micro Linear Corporation, 95,000 shares of CellPro, 204,291 shares of Mobile Telecommunications Technologies Corporation, 861,000 shares of Regeneron Pharmaceuticals, 129,435 shares of Corporate Express, 115,267 shares of Children's Discovery Centers of America, Inc., 144,486 shares of Komag, Inc., and 60,000 shares of Viasoft. Additionally, on March 31, 1995, the Partnership wrote-off $145,000 of its $395,000 remaining investment in Target Vision, Inc. which was sold in April 1995 for $250,000.

Investment Income and Expenses - For the three months ended September 30, 1996, the Partnership had a net investment loss of $866,000 compared to net investment income of $171,000 for the same period in 1995. The increase in net investment loss for the 1996 period compared to the same period in 1995, primarily was attributable to a $1 million litigation settlement expense incurred during the 1996 period, relating to the Partnership's investment in In-Store Advertising, Inc. See Note 8 of Notes to Financial Statements. Additionally, a decrease in interest earned from short-term investments during the 1996 period was offset by a decrease in management fees, as discussed below, and a decrease in professional fees during the 1996 period compared to the 1995 period. Interest earned from short-term investments declined to $282,000 during the 1996 period from $449,000 for the 1995 period. This decrease primarily resulted from a decline in funds available for investment in short-term securities during the three months ended September 30, 1996 compared to the same period in 1995.

For the nine months ended September 30, 1996 and 1995, the Partnership had a net investment loss of $627,000 and $107,000, respectively. The increase in net investment loss for the 1996 period compared to the same period in 1995, primarily was attributable to the $1 million litigation settlement expense incurred during the 1996 period, relating to the Partnership's investment in In-Store Advertising, Inc. See Note 8 of Notes to Financial Statements. The litigation settlement expense was partially offset by a $365,000 reduction in the management fee, as discussed below, and a $100,000 net reduction in other operating expenses for the 1996 period compared to the same period in 1995. The net reduction in other operating expenses includes an $82,000 reduction in professional fees, primarily due to reduced legal fees relating to the In-Store Advertising litigation. Additionally, interest earned from short-term investments increased to $898,000 during the 1996 period from $807,000 for the 1995 period. This increase primarily resulted from an increase in funds available for investment in short-term securities during the nine months ended September 30, 1996 compared to the same period in 1995.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 1996 and 1995, was $159,000 and $296,000, respectively. The management fee for the nine months ended September 30, 1996 and 1995, was $548,000 and $913,000, respectively. The decline in the management fee for the 1996 periods compared to the same periods in 1995 is due to continued portfolio liquidations and subsequent distributions made to Partners. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are paid to Partners.

The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest earned from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1996, the Partnership had a $2.6 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly-traded securities. Additionally, during the nine month period, $31 million of unrealized gain was transferred to realized gain relating to portfolio investments sold during the period, as discussed above. The $31 million transfer to realized gain, partially offset by the additional $2.6 million unrealized gain, resulted in a $28.4 million reduction to net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1995, the Partnership had a $28.5 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its publicly-traded securities. Additionally, during the nine month period, $22.6 million of unrealized gain was transferred to realized gain relating to portfolio investments sold during the period, as discussed above. The $28.5 million unrealized gain offset by the $22.6 million transfer from unrealized gain to realized gain resulted in a $5.9 million increase to net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets  resulting from  operations are comprised of
1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the nine months ended September 30, 1996, the Partnership had an $18.7 million net increase in net assets resulting from operations, comprised of the $47.1 million net realized gain from operations offset by the $28.4 million decrease in unrealized appreciation of investments for the nine month period. At September 30, 1996, the Partnership's net assets were $39.7 million, down $40.6 million from $80.3 million at December 31, 1995. This decrease includes the $18.7 million increase in net assets from operations for the period reduced by the $59.4 million of cash distributions paid, or accrued, to Partners during the nine months ended September 30, 1996.

For the nine months ended September 30, 1995, the Partnership had a $45.4 million net increase in net assets resulting from operations, comprised of the $39.5 million net realized gain from operations and the $5.9 million increase in unrealized appreciation of investments for the nine month period. At September 30, 1995, the Partnership's net assets were $85.6 million, up $2.2 million from $83.4 million at December 31, 1994. This increase resulted from the $45.4 million net increase in net assets from operations for the nine month period reduced by the $43.2 million of cash distributions paid, or accrued, to Partners during the nine months ended September 30, 1995.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1996 and December 31, 1995 was $308 and $596, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
The Partnership has entered into a Memorandum of Understanding with the plaintiffs and certain defendants regarding the settlement of an action in which the Partnership was named as a defendant in respect of its ownership of securities of In-Store Advertising, Inc. ("In-Store Advertising). In connection therewith, the Partnership delivered $1,000,000 into escrow on September 20, 1996, representing its share of the settlement. Such settlement remains subject to the entry of a judgment by the court approving the settlement and dismissing the action against the Partnership and the other defendants involved in the settlement.

The following is additional information regarding this matter:

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

The Amended Complaint alleges that the Venture Capital Defendants are liable under Section 10(b) of the 1934 Act and Rule 10b-5, and are also liable as controlling persons of In-Store Advertising within the meaning of Section 15 of the 1933 Act and Section 20(a) of the 1934 Act. The Venture Capital Defendants are also being sued as alleged knowing and substantial aiders and abettors of the other defendants' wrongful conduct and under common law fraud and negligence theories. An individual director of In-Store Advertising, named as a defendant in the action, was a Vice President of Merrill Lynch Venture Capital Inc., the General Partner of the Managing General Partner of the Partnership. See Note 8 of Notes to Financial Statements.

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



Date:         November 12, 1996