Form 10-K
period 1996-12-31
ML VENTURE PARTNERS II LP
filed 1997-03-31
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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

                      Units of Limited Partnership Interest
===============================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 1997, 119,866 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.





                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated February 10, 1987, as supplemented by a supplement thereto dated April 21, 1987, are incorporated by reference in Part I and Part II hereof.

Portions of the Registrant's Form 10-Q for the quarter ended March 31, 1996 filed with the Securities and Exchange Commission on May 14, 1996 are incorporated by reference in Part I hereof.

                                     PART I


Item 1.       Business.

Formation

ML Venture Partners II, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on February 4, 1986. The General Partners of the Partnership consist of four individuals (the "Individual General Partners") and MLVPII Co., L.P. (the "Managing General Partner"), a New York limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). DLJ Capital Management Corporation (the "Sub-Manager"), an affiliate of Donaldson, Lufkin and Jenrette, Inc., is the sub-manager pursuant to a sub-management agreement, dated May 23, 1991, among the Partnership, the Managing General Partner, the Management Company and the Sub-Manager.

The Partnership operates as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation from its portfolio of venture capital investments. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

Through Merrill Lynch, the Partnership publicly offered 120,000 units of limited partnership interest (the "Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-3220) which was declared effective on February 10, 1987. The Partnership held its initial and final closings on March 31, 1987 and June 10, 1987, respectively. A total of 120,000 Units were accepted at such closings and the additional limited partners (the "Limited Partners") were admitted to the Partnership.

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

The Venture Capital Investments

During the year ended December 31, 1996, the Partnership invested $207,000 in two existing portfolio companies. As of December 31, 1996, the Partnership had invested $116.06 million in a portfolio of venture capital companies. At December 31, 1996, the Partnership's investment portfolio consisted of 15 active investments with a cost of $27.5 million and a fair value of $37.4 million. From its inception through December 31, 1996, the Partnership has fully or partially liquidated investments with an aggregate cost basis of $88.55 million. These liquidated investments returned a total of $186.4 million to the Partnership for a realized gain of $97.84 million. The Partnership also realized interest and dividend income from its venture capital investments totaling $4.2 million from inception to December 31, 1996.

The description of the Partnership's follow-on investments in Neocrin Company and ML/MS Cancer Research, Inc. set forth in Item 5 of Part II of the Partnership's quarterly report on Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

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

Item 3.       Legal Proceedings.

The Partnership has settled an action in which the Partnership was named as a defendant in respect of its ownership of securities of In-Store Advertising, Inc. ("In-Store Advertising"). In connection therewith, the Partnership delivered $1,000,000 into escrow on September 20, 1996, representing its share of the settlement. On December 18, 1996, the court entered an order approving the settlement and dismissing the action against the Partnership and the other defendants involved in the settlement.

The following is additional information regarding this matter:

On or about July 16, 1993, a Second Amended Consolidated Class Action Complaint (the "Amended Complaint") was filed in the United States District Court for the Southern District of New York in the In Re In-Store Advertising Securities Litigation. The action was a purported class action suit wherein the plaintiffs (the "Plaintiffs") were persons who allegedly purchased shares of In-Store Advertising common stock in the July 19, 1990 initial public offering (the "Offering") and through November 8, 1990. The defendants named in the Amended Complaint included former individual officers and directors of In-Store Advertising, the underwriters involved in the Offering, and certain other defendants, including the Partnership, who owned In-Store Advertising securities prior to the Offering (the "Venture Capital Defendants"). Prior to the filing of the Amended Complaint, In-Store Advertising filed a "prepackaged" plan in U.S. Bankruptcy Court pursuant to Chapter XI of the U.S. Bankruptcy Code. In their answers to the Amended Complaint, defendants (including the Partnership) asserted cross-claims for contribution against their then co-defendant KPMG Peat Marwick (In-Store Advertising's auditors). Plaintiffs' claims against KPMG Peat Marwick were dismissed as barred by the statute of limitations.

The Amended Complaint alleged violations under Sections 11, 12(2) and 15 of the Securities Act of 1933, as amended (the "1933 Act"), Section 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act") and Rule 10b-5 promulgated thereunder, and common law claims of negligent misrepresentation, fraud and deceit in connection with the sale of securities. The Plaintiffs sought rescission of the purchases of In-Store Advertising's common stock to the extent the members of the alleged classes still held their shares, together with damages and certain costs and expenses.

The Amended Complaint alleged that the Venture Capital Defendants were liable under Section 10(b) of the 1934 Act and Rule 10b-5, and were also liable as controlling persons of In-Store Advertising within the meaning of Section 15 of the 1933 Act and Section 20(a) of the 1934 Act. The Venture Capital Defendants were also being sued as alleged knowing and substantial aiders and abettors of the other defendants' wrongful conduct and under common law fraud and negligence theories. An individual director of In-Store Advertising, named as a defendant in the action, was a Vice President of Merrill Lynch Venture Capital Inc., the General Partner of the Managing General Partner of the Partnership. See Note 8 of Notes to Financial Statements.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of March 21, 1997. The approximate number of holders of Units as of March 21, 1997 is 13,125. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department. Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statement, and on (ii) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statement of the same year.

The Managing General Partner's estimate of net asset value at December 31, 1996 is $323 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at fiscal year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on August 15th. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value upon the liquidation of the Registrant's assets over its remaining life.

Cash distributions to Partners, paid or accrued, during 1996, 1995 and 1994 and cumulative cash distributions to Partners from the inception of the Partnership through December 31, 1996 are listed below:

                                                              General                      Limited              Per $1,000
Distribution Date                                            Partners                     Partners                 Unit
-----------------                                         ---------------            ----------------         ---------
Inception to December 31, 1993                            $             0            $     42,600,000          $     355
May 26, 1994                                                            0                  16,200,000                135
September 1, 1994                                               1,400,000                           0                  0
April 11, 1995                                                  2,234,189                   9,000,000                 75
October 5, 1995                                                 5,001,136                  27,000,000                225
January 12, 1996                                                2,336,506                  12,000,000                100
April 26, 1996                                                  3,378,498                  18,000,000                150
July 29, 1996                                                   4,239,591                  19,200,000                160
October 11, 1996                                                2,547,971                  12,000,000                100
                                                          ---------------            ----------------          ---------
Cumulative totals at December 31, 1996                    $    21,137,891            $    156,000,000          $   1,300
                                                          ===============            ================          =========

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1996           1995            1994           1993           1992
                                                       -----------     -----------    -----------    -----------    --------

Net Realized Gain (Loss) on Investments                $    46,879     $    41,368    $    18,593    $    10,605    $    (5,677)

Net Change in Unrealized Appreciation
of Investments                                             (25,245)         12,661        (29,444)         9,430         11,657

Net Increase (Decrease) in Net Assets
Resulting from Operations                                   20,947          54,512        (11,668)        18,581          4,809

Cash Distributions to Partners                              59,366          57,572         17,600         15,600          9,000

Cumulative Cash Distributions to Partners                  177,138         117,772         60,200         42,600         27,000

Total Assets                                                42,268          95,045         83,796        113,087        110,149

Net Unrealized Appreciation of Investments                   9,880          35,125         22,464         51,908         42,478

Purchase of Portfolio Investments                              207           2,741          2,428          8,050         13,781

Cumulative Cost of Portfolio Investments                   116,059         115,851        113,110        110,682        102,633

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized Gain (Loss) on Investments                   $    309         $   273        $   135          $  87       $    (47)

Net Increase (Decrease) in Net Assets
Resulting from Operations                                      137             358            (79)           120             29

Cash Distributions                                             410             400            135            130             75

Cumulative Cash Distributions                                1,300             890            490            355            225

Net Unrealized Appreciation of Investments                      65             232            148            355            310

Net Asset Value, Including Net Unrealized
Appreciation of Investments                                    323             596            638            852            862


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1996, the Partnership held $4.5 million in short-term investments with maturities of less than one year and $346,000 in an interest-bearing cash account. For the years ended December 31, 1996, 1995 and 1994, the Partnership earned interest from such investments totaling $980,000, $1.06 million and $373,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from these existing cash reserves, from interest and other investment income received and from proceeds received from the sale of portfolio investments. The Partnership will not make any new portfolio investments. Therefore, generally all cash received from the sale of portfolio investments is distributed to Partners as soon as practicable after receipt, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies.

In January 1996, the Partnership paid a cash distribution, that had been accrued at December 31, 1995, totaling $14.3 million. During 1996, the Partnership made additional cash distributions to Partners totaling $59.4 million; $49.2 million, or $410 per Unit, to Limited Partners and $10.2 million to the General Partners. Cumulative cash distributions to Partners total $177.1 million; $156.0 million to the Limited Partners, or $1,300 per $1,000 Unit and $21.1 million to the General Partners.

Results of Operations

For the years ended December 31, 1996, 1995 and 1994, the Partnership had a net realized gain from operations of $46.2 million, $41.9 million and $17.8 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss (interest, dividend and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $46.9 million net realized gain from portfolio investments. During the year, the Partnership sold positions in several of its publicly-held companies for $56.9 million realizing a gain of $47.8 million. See Note 9 of Notes to Financial Statements for a summary of sales by investment completed in 1996. This gain was offset by an $884,000 realized loss, resulting from the write-off of 75% of the Partnership's investment in I.D.E. Corporation due to continued operating difficulties at the company.

 For the year ended December 31, 1995, the Partnership had a $41.4 million net realized gain from portfolio investments. During the year, the Partnership sold positions in several of its publicly-held portfolio companies for $56.8 million, realizing a gain of $43.3 million. On December 31, 1995, the Partnership wrote-off its $1.8 million investment in Home Express, Inc. due to financial and operating difficulties at the company. Additionally, during 1995, the Partnership realized a $148,750 loss on its remaining $395,000 investment in Target Vision, Inc. which was sold in 1995 for $246,250 plus interest.

For the year ended December 31, 1994, the Partnership had an $18.6 million net realized gain from portfolio investments. During 1994, the Partnership sold positions in several of its publicly-held investments for $20.2 million, realizing a gain of $17.5 million. Additionally, in two private transactions completed during 1994, the Partnership sold its 94,435 preferred shares of The Business Depot Ltd. for $2.8 million, realizing a gain of $1.5 million, and sold 26,570 preferred shares of OccuSystems, Inc. for $173,000, realizing a gain of $40,000. Also during 1994, the Partnership wrote-off its $100,000 investment in Research Applications, Inc. and sold its investment in Shared Resource Exchange, Inc., realizing a loss of $250,000. The Partnership also wrote-off the cost of its warrant to purchase 380,000 common shares of IDEC Pharmaceuticals Corporation, which expired in February 1995, realizing a loss of $217,000. The Partnership also realized gains in 1994 totaling $54,000 from the receipt of final escrow payments relating to the 1992 sale of its investment in R-Byte, Inc.

Investment Income and Expenses - For the year ended December 31, 1996, the Partnership had a net investment loss of $688,000. For the years ended December 31, 1995 and 1994, the Partnership had a net investment gain of $482,000 and a net investment loss of $817,000, respectively. The $1.2 million increase in net investment loss for the 1996 period compared to the 1995 period was the result of a $747,000 decrease in investment income and a $423,000 increase in operating expenses during 1996 compared to 1995. The decrease in investment income was comprised of a $664,000 decrease in interest and dividend income from portfolio investments and an $82,000 decrease in interest from short-term investments. The decrease in interest and dividend income from portfolio investments for 1996 compared to 1995 primarily was attributable to a one-time dividend from Raytel Medical Corporation totaling $566,000 received in 1995. The decrease in interest income from short-term investments primarily was due to a decrease in funds available for investment in such securities during 1996. The increase in operating expenses during 1996 compared to 1995 primarily was attributable to a $1.0 million litigation settlement expense incurred in 1996 relating to the Partnership's investment in In-Store Advertising. See Note 8 of the Notes to the Financial Statements for more information regarding this litigation. Partially offsetting the increase in litigation expense was a $452,000 decrease in the management fee as discussed below, and a $144,000 decrease in professional fees, which primarily resulted from reduced legal fees incurred during 1996 in connection with the In-Store Advertising litigation.

The $1.3 million increase in net investment income for 1995 compared to 1994 resulted from a $1.1 million increase in investment income and a $219,000 decrease in operating expenses during 1995 as compared to 1994. The increase in investment income was due to a $690,000 increase in interest earned from short-term investments and a $390,000 increase in interest and dividend income from portfolio investments. The increase in interest income from short-term investments was due to an increase in amounts invested in such securities during 1995, resulting from proceeds received from the liquidation of portfolio investments during 1995. Such proceeds are invested in short-term securities until distributions are made to Partners. In 1995, the Partnership received $56.2 million from the liquidation of portfolio investments compared to $23.5 million received in 1994. The increase in interest and dividend income from portfolio investments for 1995 compared to 1994 was attributable to a one-time dividend totaling $566,025 from Raytel received in 1995. Such dividend income, received in the form of 70,753 shares of common stock of Raytel, was offset by a $152,000 decrease in interest earned during 1995 on a promissory note due from SDL, Inc., due to the maturity of such note in March 1995. The Partnership's operating expenses declined for 1995 compared to 1994, primarily due to a $195,000 decrease in the management fee for 1995, as discussed below, and a non-recurring interest expense charge of $42,000 incurred during 1994, which is also discussed below.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1996, 1995 and 1994, was $686,000 $1.1 million and $1.3 million, respectively. The decline in the management fee for the years presented resulted from the distributions made to Partners during such years. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the periods presented were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $4.9 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its publicly traded securities. Additionally during 1996, a net $30.1 million of unrealized gain was transferred to realized gain relating to portfolio investments sold and written-off during 1996, as discussed above. The $4.9 million unrealized gain was more than offset by the $30.1 million transfer from unrealized gain to realized gain, resulting in a $25.2 million decrease to net unrealized appreciation of investments for 1996.

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

For the year ended December 31, 1996, the Partnership had a $21.0 million net increase in net assets resulting from operations, comprised of the $46.2 million net realized gain from operations partially offset by the $25.2 million decrease in unrealized appreciation of investments for 1996. At December 31, 1996, the Partnership's net assets were $41.9 million, down $38.4 million from $80.3 million at December 31, 1995. This $38.4 million decrease resulted from the $59.4 million of cash distributions, paid or accrued to Partners during 1996, exceeding the $21.0 million net increase in net assets resulting from operations for 1996.

For the year ended December 31, 1995, the Partnership had a $54.5 million net increase in net assets resulting from operations, comprised of the $41.9 million net realized gain from operations and the $12.7 million increase in unrealized appreciation of investments for 1995. At December 31, 1995, the Partnership's net assets were $80.3 million, down $3.1 million from $83.4 million at December 31, 1994. This $3.1 million decrease resulted from the $57.6 million of cash distributions, paid or accrued to Partners during 1995, exceeding the $54.5 million net increase in net assets resulting from operations for 1995.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at December 31, 1996, 1995 and 1994, was $323, $596 and $638, respectively.

Item 8.       Financial Statements and Supplementary Data.


                          ML VENTURE PARTNERS II, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1996 and 1995

Schedule of Portfolio Investments as of December 31, 1996

Schedule of Portfolio Investments as of December 31, 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Venture Partners II, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1996 and 1995 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. at December 31, 1996 and 1995, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $37,386,258 and $73,125,660 at December 31, 1996 and 1995, respectively, representing 89% and 91% of net assets, respectively, whose values have been estimated by the Sub-Manager under the supervision of the Individual General
Partners   and  the  Managing   General   Partner  in  the  absence  of  readily
ascertainable market values. We have reviewed the procedures used by the Sub-Manager in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP

New York, New York
February 18, 1997, except for Note 11 as to which the date is March 24, 1997

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS
December 31,


                                                                                                1996                 1995
                                                                                          ----------------     ----------
ASSETS

Investments - Notes 2 and 9
   Portfolio investments, at fair value
     (cost $27,505,870 at December 31, 1996
     and $38,000,476 at December 31, 1995)                                                $     37,386,258     $     73,125,660
   Short-term investments, at amortized cost - Note 12                                           4,486,402           17,369,428
Cash and cash equivalents                                                                          346,129              685,917
Accrued interest receivable                                                                         49,442              870,177
Deposit in escrow                                                                                        -              184,502
Receivable from securities sold                                                                          -            2,809,725
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     42,268,231     $     95,045,409
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable - Note 7                                                        $              -     $     14,336,506
Accounts payable                                                                                   183,406              118,288
Due to Management Company - Note 4                                                                 138,389              224,683
Due to Independent General Partners - Note 5                                                        23,400               23,400
                                                                                          ----------------     ----------------
   Total liabilities                                                                               345,195           14,702,877
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                         1,158,769            1,471,685
Individual General Partners                                                                          1,029                1,457
Limited Partners (120,000 Units)                                                                30,882,850           43,744,206
Unallocated net unrealized appreciation of investments - Note 2                                  9,880,388           35,125,184
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      41,923,036           80,342,532
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     42,268,231     $     95,045,409
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

Active Portfolio Investments:
                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(C)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       187,171
2,000,000 shares of Preferred Stock                                                                1,000,000            726,500
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 4/15/97                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)(B)
251,694 shares of Common Stock                                            Sept. 1988               1,258,470          7,267,664
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          4,031,250
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252             84,291
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138              7,748
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                969
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986              3,986
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(B)
120,503 shares of Common Stock                                            May 1992                    36,150          2,837,894
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)(D)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,691,266
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)(B)
23,245 shares of Common Stock                                             Aug. 1988                   60,437             81,655
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P:(E)
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 1,926,168          1,926,168
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   580,760            580,760
   34.5 shares of Common Stock                                                                       215,625          2,188,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation(B)(F)
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS continued
December 31, 1996

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A)(G)
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989           $    3,960,000    $     6,750,656
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   69,566             68,184
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*(B)(H)
484,300 shares of Preferred Stock                                         June 1991                4,203,716            193,720
Warrants to purchase 922,050 shares of Common Stock
   at $.40 per share, expiring on 1/3/01                                                                  92                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          2,593,934
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)(B)
100,000 shares of Common Stock                                            Feb. 1990                  386,622            557,483
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            206,411
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(B)
80% Limited Partnership interest                                          May 1988                 1,786,643          2,504,771
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                      $   27,505,870    $    37,386,258
                                                                                              ---------------------------------

Supplemental Information: Liquidated Portfolio Investments(I)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Allez, Inc.                                           1992            $     1,781,320       $   (1,781,320)     $             0
Amdahl Corporation                                    1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                      1990                  2,000,000           (1,999,999)                   1
BBN Advanced Computer Partners, L.P.                  1990                    868,428             (864,028)               4,400
BBN Integrated Switch Partners, L.P.                  1990-1992             5,022,380           (4,822,797)             199,583
Borg-Warner Automotive, Inc.(B)                       1994-1996             1,241,530            6,246,792            7,488,322
Business Depot, Ltd.                                  1994                  1,214,184            1,539,475            2,753,659
CellPro, Incorporated(B)                              1994-1996             1,560,944           15,999,505           17,560,449
Children's Discovery Centers of America, Inc.         1995                  2,000,259             (236,187)           1,764,072
Communications International, Inc.                    1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                           1990-1991             1,131,070           (1,131,069)                   1


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1996

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(B)                            1994-1996         $   2,963,761     $     22,937,548     $     25,901,309
Data Recording Systems, Inc.                          1988                  1,615,129           (1,499,999)             115,130
Eckerd Corporation                                    1995                    857,004            2,019,272            2,876,276
Elantec, Inc.(B)                                      1993-1996             1,351,681            2,072,223            3,423,904
Everex Systems, Inc.                                  1991-1992               750,000              447,606            1,197,606
-------------------------------------------------------------------------------------------------------------------------------
Hoffman & Company, L.P.                               1993                     40,000              (40,000)                   0
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.                                    1995                  1,822,751           (1,822,751)                   0
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.(E)           1996                    727,447                    0              727,447
IDE Corporation(B)                                    1996                    883,909             (883,909)                   0
IDEC Pharmaceuticals Corporation                      1994                    217,391             (217,391)                   0
Inference Corporation(B)                              1995-1996               849,362            3,280,433            4,129,795
-------------------------------------------------------------------------------------------------------------------------------
In-Store Advertising, Inc.                            1992                  2,259,741           (2,259,741)                   0
InteLock Corporation                                  1992                  1,254,125           (1,251,274)               2,851
Komag, Incorporated                                   1991-1995             2,365,237            4,477,843            6,843,080
Ligand Pharmaceuticals Inc.(B)                        1992-1996             1,414,435            4,227,245            5,641,680
Magnesys                                              1989                  1,440,997           (1,412,049)              28,948
Meteor Message Corporation                            1990                  1,501,048           (1,501,047)                   1
-------------------------------------------------------------------------------------------------------------------------------
Micro Linear Corporation                              1994-1995             1,120,300            2,897,886            4,018,186
-------------------------------------------------------------------------------------------------------------------------------
Mobile Telecommunications
   Technologies Corporation                           1995                  1,558,155            3,439,923            4,998,078
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company                                       1996                        130                 (130)                   0
OccuSystems, Inc.(B)                                  1994-1996             2,657,000            9,353,722           12,010,722
Ogle Resources, Inc.                                  1993                  1,974,286           (1,974,186)                 100
-------------------------------------------------------------------------------------------------------------------------------
Pandora Industries, Inc.                              1990                  2,060,139           (2,060,138)                   1
-------------------------------------------------------------------------------------------------------------------------------
Pyxis Corporation                                     1993                    634,598            7,169,424            7,804,022
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corp.(B)                               1996                  1,662,681            4,370,155            6,032,836
R-Byte Inc.                                           1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.                       1991-1995             2,678,135           30,203,091           32,881,226
Research Applications, Inc.                           1994                    100,000             (100,000)                   0
Ringer Corporation                                    1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries                                      1991-1992             1,600,150           (1,555,149)              45,001


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1996

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.(B)                        1995-1996         $     213,357       $    1,199,974      $     1,413,331
Saxpy Computer Corporation                            1988                  2,000,000           (2,000,000)                   0
SDL, Inc.(B)                                          1993-1996             4,757,265           10,502,531           15,259,796
SF2 Corporation                                       1991-1994             2,193,293           (1,856,570)             336,723
Shared Resource Exchange, Inc.                        1990-1994               999,999             (999,998)                   1
Special Situations, Inc.                              1988                    215,000             (187,175)              27,825
Storage Technology Corporation                        1990                  2,174,000            1,466,802            3,640,802
-------------------------------------------------------------------------------------------------------------------------------
Target Vision, Inc.                                   1992-1995             1,500,000           (1,253,750)             246,250
-------------------------------------------------------------------------------------------------------------------------------
TCOM Systems, Inc.                                    1990-1992             4,715,384           (4,711,536)               3,848
-------------------------------------------------------------------------------------------------------------------------------
Telecom USA, Inc.                                     1989                  5,000,000            3,361,778            8,361,778
Touch Communications Incorporated                     1991                  1,119,693           (1,119,693)                   0
Viasoft, Inc.(B)                                      1995-1996               915,348            2,801,429            3,716,777

Totals from Liquidated Portfolio Investments                          $    88,552,870       $   97,839,649     $    186,392,519
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,058,740       $  107,720,037     $    223,778,777
                                                                      =========================================================

(A)  Public company

(B) During 1996, the Partnership sold or wrote-off equity securities of such company. See Note 9 of Notes to Financial Statements for summarized information.

(C) The preferred shares of Biocircuits Corporation are convertible into common shares at a ratio of 4 shares of preferred stock for 1 share of common stock.

(D) During the quarter ended March 31, 1996, Diatech, Inc. changed its name to Diatide, Inc. On June 13, 1996, Diatide completed its initial public offering at $8.50 per share. In connection with the offering and a 6-for-10 reverse split of its outstanding common stock, the Partnership exchanged its 1,349,508 preferred shares of Diatide for 809,704 shares of the company's common stock.

(E) During 1996, the Partnership received cash distributions totaling $1,673,826 relating to its Horizon Cellular investment. The distributions included $946,379 in payment of accrued interest and $727,447 return of principal on promissory notes due from HCTC Investment, L.P. and SPTHOR Corporation.
ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1996


(F) In connection with a recapitalization of IDE Corporation completed in September 1996, the Partnership's 493,391 shares of IDE preferred stock were converted into 113,322 shares of the company's common stock.

(G) In January 1996, the Partnership paid $22,609 to MLMS Cancer Research, Inc. in connection with a call on the non-interest bearing promissory note payable on demand to MLMS. The payment increased the cost basis of the Partnership's common stock investment in the company from $46,957 to $69,566 and reduced the outstanding obligation under the promissory note from $393,043 to $370,434.

(H) In January 1996, the Partnership's warrant to purchase 13,005 shares of Neocrin Company preferred stock at $5 per share expired. Additionally, in January, 1996, the Partnership purchased 36,882 shares of preferred stock of Neocrin Company and a warrant to purchase 922,050 shares of Neocrin preferred stock at $.40 per share for $184,502.

(I)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1996.




* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

Active Portfolio Investments:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       678,223
2,000,000 shares of Preferred Stock                                                                1,000,000          1,000,000
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 12/18/96                                                                    0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)
444,664 shares of Common Stock                                            Sept. 1988               2,223,320         10,505,187
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          4,668,750
-------------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated(A)
50,166 shares of Common Stock                                             Mar. 1989                   93,241            648,145
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,048 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)
559,503 shares of Common Stock                                            May 1992                 1,064,481         12,588,818
-------------------------------------------------------------------------------------------------------------------------------
Diatech, Inc.*
1,349,508 shares of Preferred Stock                                       Dec. 1991                2,986,023          4,454,528
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)
243,245 shares of Common Stock                                            Aug. 1988                  886,574          1,334,503
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 2,587,500          2,587,500
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   646,875            646,875
   34.5 shares of Common Stock                                                                       215,625            215,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
493,391 shares of Preferred Stock                                         Mar. 1988                1,110,909                  0
-------------------------------------------------------------------------------------------------------------------------------
IDEC Pharmaceuticals Corporation(A):
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989                3,960,000          5,995,956
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   46,957             60,566
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Inference Corporation(A)
189,424 shares of Common Stock                                            Apr. 1993           $      804,690    $     2,293,214
   Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252            100,000
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138                  0
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                  0
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986                  0
-------------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.(A)
219,775 shares of Common Stock                                            Apr. 1989                  539,686          1,877,893
Warrants to purchase 3,167 shares of Common Stock at
   $7.22 per share to $9.60 per share, expiring between
   5/31/97 and 7/31/97                                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*
447,418 shares of Preferred Stock                                         June 1991                4,019,306            559,305
Warrants to purchase 13,005 shares of Preferred Stock
   at $5.00 per share, expiring on 1/20/96                                                               130                  0
-------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.(A)
403,864 shares of Common Stock                                            June 1993                2,019,320          6,292,201
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          1,711,571
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation*(A)
695,753 shares of Common Stock                                            Feb. 1990                2,049,303          2,988,374
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             81,600
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(B)
80% Limited Partnership interest                                          May 1988                 1,786,643          3,352,688
-------------------------------------------------------------------------------------------------------------------------------
SDL, Inc.*(A)
379,155 shares of Common Stock                                            July 1992                  999,015          7,112,948
-------------------------------------------------------------------------------------------------------------------------------
Viasoft, Inc.(A)
47,795 shares of Common Stock                                             Dec. 1987                  152,280            476,038
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                      $   38,000,476    $    73,125,660
                                                                                              =================================

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995



Supplemental Information: Liquidated Portfolio Investments(B)


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

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                               1996               1995               1994
                                                                         ---------------     ---------------    ---------

INVESTMENT INCOME AND EXPENSES

   Interest from short-term investments                                  $       979,803    $      1,062,296   $        372,789
   Interest and other income from portfolio investments                          330,436             374,344            537,731
   Dividend income                                                               212,646             832,825            279,298
                                                                         ---------------    ----------------   ----------------
   Total investment income                                                     1,522,885           2,269,465          1,189,818
                                                                         ---------------    ----------------   ----------------

   Expenses:

   Management fee - Note 4                                                       686,493           1,138,000          1,333,363
   Professional fees                                                             175,434             319,424            326,655
   Mailing and printing                                                          220,877             211,662            197,083
   Independent General Partners' fees - Note 5                                   109,262             103,049             92,584
   Custodial fees                                                                 13,930              14,602             14,097
   Miscellaneous                                                                   4,621                 633              1,275
   Interest expense - Note 4                                                           -                   -             41,687
   Litigation settlement - Note 8                                              1,000,000                   -                  -
                                                                         ---------------    ----------------   ----------------
   Total expenses                                                              2,210,617           1,787,370          2,006,744
                                                                         ---------------    ----------------   ----------------

NET INVESTMENT INCOME (LOSS)                                                    (687,732)            482,095           (816,926)

Net realized gain from portfolio investments - Note 9                         46,879,092          41,368,447         18,592,821
                                                                         ---------------    ----------------   ----------------

NET REALIZED GAIN FROM OPERATIONS
   (allocable to Partners) - Note 3                                           46,191,360          41,850,542         17,775,895

Net change in unrealized appreciation of investments                         (25,244,796)         12,661,342        (29,444,350)
                                                                         ---------------    ----------------   ----------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                             $    20,946,564    $     54,511,884   $    (11,668,455)
                                                                         ===============    ================   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                               1996               1995                1994
                                                                         ---------------     ---------------   -----------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                             $      (687,732)    $       482,095   $       (816,926)

Adjustments to reconcile net investment income (loss) to cash provided from (used for) operating activities:

(Increase) decrease in accrued interest and notes receivable                     820,735             (55,706)          (491,825)
Increase in accrued interest on short-term
   investments                                                                   (10,369)             (8,190)           (14,089)
Decrease in payables, net                                                        (21,176)            (27,451)           (22,405)
                                                                         ---------------     ---------------   ----------------
Cash provided from (used for) operating activities                               101,458             390,748         (1,345,245)
                                                                         ---------------     ---------------   ----------------

CASH FLOWS PROVIDED FROM INVESTING
   ACTIVITIES

Net return (purchase) of short-term investments                               12,893,395         (10,426,139)        (2,929,313)
Cost of portfolio investments purchased                                         (207,111)         (2,741,249)        (2,427,981)
Deposits released from (placed in) escrow                                        184,502            (184,502)                 -
Net proceeds from the sale of portfolio investments                           59,663,087          54,223,795         23,528,525
Repayment of investments in notes                                                727,447           2,019,721                  -
                                                                         ---------------     ---------------   ----------------
Cash provided from investing activities                                       73,261,320          42,891,626         18,171,231
                                                                         ---------------     ---------------   ----------------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distributions to Partners                                               (73,702,566)        (43,235,325)       (17,600,000)
                                                                         ---------------     ---------------   ----------------

Increase (decrease) in cash and cash equivalents                                (339,788)             47,049           (774,014)
Cash and cash equivalents at beginning of period                                 685,917             638,868          1,412,882
                                                                         ---------------     ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                             $       346,129     $       685,917   $        638,868
                                                                         ===============     ===============   ================


See notes to financial statements.

-------------------------------------------------------------------------------
ML VENTURE PARTNERS II, L.P.
-------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1994, 1995 and 1996

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance at December 31, 1993           $   1,033,457      $ 3,410       $   59,725,875      $   51,908,192     $    112,670,934
Cash distributions, paid May 26,
1994 and September 1, 1994                (1,400,000)           -          (16,200,000)                  -          (17,600,000)
Net investment loss                          153,602          (32)            (970,496)                  -             (816,926)
Net realized gain on investments           2,404,420          539           16,187,862                   -           18,592,821
Net change in unrealized
appreciation of investments                        -            -                    -         (29,444,350)         (29,444,350)
                                       -------------      -------       --------------      --------------     ----------------
Balance at December 31, 1994               2,191,479        3,917           58,743,241(A)       22,463,842           83,402,479
Cash distributions, paid April 11,
1995 and October 5, 1995                  (7,232,165)      (3,160)         (36,000,000)                  -          (43,235,325)
Accrued cash distribution,
paid January 12, 1996                     (2,336,106)        (400)         (12,000,000)                  -          (14,336,506)
Net investment income                        243,840            7              238,248                   -              482,095
Net realized gain on investments           8,604,637        1,093           32,762,717                   -           41,368,447
Net change in unrealized
appreciation of investments                        -            -                    -          12,661,342           12,661,342
                                       -------------      -------       --------------      --------------     ----------------
Balance at December 31, 1995               1,471,685        1,457           43,744,206(A)       35,125,184           80,342,532
Cash distribution, paid April 26, 1996 (3,377,898)        (600)         (18,000,000)        -                  (21,378,498)
Cash distribution, paid July 29, 1996     (4,238,951)        (640)         (19,200,000)                  -          (23,439,591)
Cash distribution, paid
October 11, 1996                          (2,547,571)        (400)         (12,000,000)                  -          (14,547,971)
Net investment income (loss)                 100,653          (26)            (788,359)                  -             (687,732)
Net realized gain on investments           9,750,851        1,238           37,127,003                   -           46,879,092
Net change in unrealized
appreciation on investments                        -            -                    -         (25,244,796)         (25,244,796)
                                       -------------      -------       --------------      --------------     ----------------
Balance at December 31, 1996           $   1,158,769      $ 1,029       $   30,882,850(A)   $    9,880,388     $     41,923,036
                                       =============      =======       ==============      ==============     ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $323, $596 and $638 at December 31, 1996, 1995 and 1994, respectively. Cumulative cash distributions paid, or payable, to Limited Partners from inception to December 31, 1996, 1995 and 1994 totaled $1,300, $890 and $490 per Unit, respectively.

See notes to financial statements

-------------------------------------------------------------------------------
ML VENTURE PARTNERS II, L.P.
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


1.     Organization and Purpose

ML Venture Partners II, L.P. (the "Partnership") is a Delaware limited partnership formed on February 4, 1986. MLVPII Co., L.P., the managing general partner of the Partnership (the "Managing General Partner"), and four individuals (the "Individual General Partners") are the general partners of the Partnership. The general partner of MLVPII Co., L.P. is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Donaldson, Lufkin & Jenrette, Inc., is the sub-manager of the Partnership, pursuant to a sub-management agreement among the Partnership, the Management Company, the Managing General Partner and the Sub-Manager.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $9.9 million at December 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1996, timing differences of approximately $400,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to December 31, 1996, the Partnership had a $102 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.2 million.

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

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $20,000 annually in quarterly installments, $1,400 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,400 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners).

6.     Commitments

The Partnership has a $370,434 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P.

7.     Cash Distributions

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through December 31, 1996 are listed below:


                                                              General                      Limited              Per $1,000
Distribution Date                                            Partners                     Partners                 Unit
------------------------------------------------          ---------------            ----------------         ---------
Inception to December 31, 1993                            $             0            $     42,600,000           $     355
May 26, 1994                                                            0                  16,200,000                 135
September 1, 1994                                               1,400,000                           0                   0
April 11, 1995                                                  2,234,189                   9,000,000                  75
October 5, 1995                                                 5,001,136                  27,000,000                 225
January 12, 1996 (accrued at 12/31/96)                          2,336,506                  12,000,000                 100
April 26, 1996                                                  3,378,498                  18,000,000                 150
July 29, 1996                                                   4,239,591                  19,200,000                 160
October 11, 1996                                                2,547,971                  12,000,000                 100
                                                          ---------------            ----------------           ---------
Cumulative totals at December 31, 1996                    $    21,137,891            $    156,000,000           $   1,300
                                                          ===============            ================           =========


ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


8.     Pending Litigation

The Partnership has settled an action in which the Partnership was named as a defendant, along with other entities and individuals, in respect of its ownership of securities of In-Store Advertising, Inc. ("ISA"). The action was a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, alleged violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs sought rescission of their purchases of ISA common stock together with damages and certain costs and expenses. In connection with the settlement, the Partnership delivered
$1,000,000 into escrow on September 20, 1996, representing its share of the settlement agreement. On December 18, 1996, the court entered an order approving the settlement and dismissing the action against the Partnership and the other defendants involved in the settlement. As of December 31, 1996, the Partnership had incurred cumulative legal expenses totaling approximately $235,000 related to the litigation.

9.       Portfolio Investments

During 1996, the Partnership sold or wrote-off equity securities of the following portfolio companies:


                                                                                               Realized
Company                                                    Shares             Cost            Gain (Loss)           Return
--------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.                               192,970      $      964,850      $    5,318,254     $     6,283,104
CellPro, Incorporated                                       50,166              93,241             744,215             837,456
Corporate Express, Inc.                                    439,000           1,028,331          13,143,138          14,171,469
Elantec, Inc.                                              220,000             826,137           1,745,113           2,571,250
I.D.E. Corporation                                               -             883,909            (883,909)                  0
Inference Corporation                                      189,424             804,690           2,848,551           3,653,241
Ligand Pharmaceuticals, Inc.                               222,942             539,686           2,001,156           2,540,842
Neocrin Company                                                  -                 130                (130)                  0
OccuSystems, Inc.                                          403,864           2,019,320           7,708,378           9,727,698
Raytel Medical Corporation                                 595,753           1,662,681           4,370,155           6,032,836
Sanderling Biomedical, L.P. (Neopath)                        6,295                   0             163,163             163,163
SDL, Inc.                                                  379,155             999,015           9,120,519          10,119,534
Viasoft, Inc.                                               47,795             152,280             600,489             752,769
                                                                        --------------      --------------     ---------------
Totals                                                                  $    9,974,270      $   46,879,092     $    56,853,362
                                                                        ==============      ==============     ===============

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


10.    Classification of Portfolio Investments


As of December 31, 1996, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $     11,659,323           $    23,808,531               56.79%
Limited Partnerships                                        5,746,643                 9,255,427               22.08%
Preferred Stock                                             7,592,976                 1,815,372                4.33%
Debt Securities                                             2,506,928                 2,506,928                5.98%
                                                     ----------------           ---------------             --------

Total                                                $     27,505,870           $    37,386,258               89.18%
                                                     ================           ===============             ========

Country/Geographic Region
Midwestern U.S.                                      $      6,183,788           $    15,031,960               35.86%
Western U.S.                                               15,386,506                13,967,479               33.31%
Eastern U.S.                                                5,935,576                 8,386,819               20.01%
                                                     ----------------           ---------------             --------

Total                                                $     27,505,870           $    37,386,258               89.18%
                                                     ================           ===============             ========

Industry
Business Services                                    $      2,536,150           $     6,869,144               16.39%
Biotechnology                                               8,802,232                13,014,877               31.04%
Automotive Parts                                            1,258,470                 7,267,664               17.34%
Semiconductors/Electronics                                  2,512,663                 2,675,589                6.38%
Medical Devices and Services                                9,402,099                 2,766,437                6.60%
Telecommunications                                          2,722,553                 4,695,553               11.20%
Computer Hardware/Software                                    271,703                    96,994                 .23%
                                                     ----------------           ---------------             --------

Total                                                $     27,505,870           $    37,386,258               89.18%
                                                     ================           ===============             ========


* Percentage of net assets is based on fair value.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS


11.    Subsequent Events

In January 1997, Corporate Express, Inc. issued a 50% stock dividend. The Partnership received an additional 60,252 shares of the company's common stock.

On February 20, 1997, the Partnership sold its remaining 251,694 common shares of Borg Warner Automotive, Inc. The net per share selling price was $38.30, which yielded net proceeds of $9.6 million to the Partnership, resulting in a realized gain of $8.4 million. These shares were valued at $7.3 million at December 31, 1996. The $2.3 million increase in the Partnership's net assets, representing approximately $15.65 per Unit, will be reflected in net asset value to be reported as of March 31, 1997.

On March 17, 1997, the Partnership received an in-kind distribution of 347,826 common shares of IDEC Pharmaceuticals Corporation from ML/MS Associates, L.P. As of March 21, 1997, the Partnership had sold 143,902 shares for $3.2 million. These shares were valued at $1.8 million at December 31, 1996. The $1.4 million increase in the Partnership's net assets, representing approximately $9.38 per Unit, will be reflected in the net asset value to be reported March 1997.

12.    Short-Term Investments

At December 31, 1996 and 1995, the Partnership had short-term investments in commercial paper as detailed below.

                                                           Maturity          Purchase          Amortized            Value at
Issuer                                          Yield        Date              Price             Cost               Maturity

December 31, 1996:
Korean Development Bank                        5.35%        1/17/97     $     2,960,767     $     2,992,421    $      3,000,000

Japan Leasing                                  5.35%        1/27/97           1,481,498           1,493,981           1,500,000
                                                                        ---------------     ---------------    ----------------

Total at December 31, 1996                                              $     4,442,265     $     4,486,402    $      4,500,000
                                                                        ===============     ===============    ================

December 31, 1995:
IES Utilities, Inc.                            5.75%         1/8/96     $    14,358,600     $    14,381,600    $     14,400,000

Golden Managers Acceptance
   Corporation                                 5.75%        1/24/96           2,480,434           2,490,417           2,500,000

BIF, Inc.                                      5.65%         2/2/96             496,626             497,411             500,000
                                                                        ---------------     ---------------    ----------------

Total at December 31, 1995                                              $    17,335,660     $    17,369,428    $     17,400,000
                                                                        ===============     ===============    ================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None
                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

GENERAL PARTNERS

The General Partners of the Partnership consist of the four Individual General Partners and the Managing General Partner. The five General Partners are responsible for the management and administration of the Partnership. As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission (the "SEC") issued an order declaring that the three Independent General Partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership.

The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of business development companies by the 1940 Act. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership.

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

Individual General Partners

Dr. Steward S. Flaschen (1)
592 Weed Street
New Canaan, Connecticut 06840
Age 70
Individual General Partner since 1987
Units of the Partnership beneficially owned at March 21, 1997 - None (3)
         President of Flaschen & Davies, a management consulting firm, since 1986; Corporate Senior Vice President and member of the Management Policy Board of ITT Corporation from 1982 to 1986 and General Technical Director from 1969 to 1986; Chairman of Telco Systems Inc.; Chairman of TranSwitch Corp. from 1989 to present; Director of Sipex Corp. from 1996 to present.

Jerome Jacobson (1)
4200 Massachusetts Avenue, N.W.
Washington, D.C. 20016
Age 75
Individual General Partner since 1987
Units of the Partnership beneficially owned at March 21, 1997 - None (3)
         President of Economic Studies Inc., an economic consulting firm, since 1984; Vice Chairman and a director of the Burroughs Corporation from 1980 to 1984; Director of Cerplex Group, Inc., Datawatch Inc. and Easel Corporation.

William M. Kelly (1)
40 Wall Street
New York, New York 10005
Age 53
Individual General Partner since 1991
Units of the Partnership beneficially owned at March 21, 1997 - None (3)
         Managing Associate of Lingold Associates, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Director of First Eagle International Fund from 1994 to present.

Kevin K. Albert (2)
World Financial Center
North Tower
New York, New York 10281-1326
Age 44
Individual General Partner since 1990
Units of the Partnership beneficially owned at March 21, 1997 - None (3)
         Director and President of the Management Company; Managing Director of Merrill Lynch Investment Banking Division ("MLIBK") since 1988.

(1)  Independent General Partner and member of the Audit Committee.
(2)  Interested person of the Partnership as defined in the 1940 Act.
(3) Messrs. Flaschen and Jacobson have each contributed $1,000 to the capital of the Partnership. Messrs. Kelly and Albert succeeded to the interest of prior Individual General Partners who each contributed $1,000 to the capital of the Partnership.

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

The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. Information concerning Kevin K. Albert, Director and President of the Management Company, is set forth under "General Partners - Individual General Partners". The address of Mr. Aufenanger, Mr.
Lurie and Ms. Herte is South Tower, World Financial Center, New York,
New York 10080.

Robert F. Aufenanger
Executive Vice President and Director
Age 43
Officer or Director since 1990
         Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Michael E. Lurie
Vice President and Director
Age 53
Officer or Director since 1995
         First Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions related to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee.

Diane T. Herte
Vice President and Treasurer
Age 36
Officer or Director since 1995
         Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1982, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner.

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

Richard E. Kroon
President, Chief Executive Officer and Director
Age 54
Officer or Director since 1977
         Managing General Partner of Sprout Group, the venture capital affiliate of DLJ since 1981.

Janet A. Hickey
Senior Vice President
Age 51
Officer or Director since 1985
         General Partner of Sprout Group since 1985; Vice President and Manager of Venture Capital Division of General Electric Investment Corp. from 1970 to 1985.

Keith B. Geeslin(1)
Senior Vice President
Age 43
Officer or Director since 1984
         General Partner of Sprout Group since 1986.

Dr. Robert E. Curry(1)
Vice President
Age 50
Officer or Director since 1991
         President and Director of the Management Company from 1989 to 1991; Managing Director of MLIBK from 1990 to 1991; President of Merrill Lynch R&D Management Inc. ("ML R&D") from 1990 to 1991, Vice President of ML R&D from 1984 to 1990 and Director of ML R&D from 1987 to 1991; General Partner of Sprout Group since 1991.

Robert Finzi(1)
Vice President
Age 43
Officer or Director since 1991
         Vice President of the Management Company from 1985 to 1991; Associate with Menlo Ventures from 1983 to 1984; General Partner of Sprout Group since 1991.

Anthony F. Daddino
Vice President and Director
Age 56
Officer or Director since 1989
         Director, Executive Vice President and Chief Financial Officer of DLJ.

Thomas E. Siegler
Secretary, Treasurer and Director
Age 62
Officer or Director since 1971
         Senior Vice President and Secretary of DLJ.

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

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $20,000 in quarterly installments plus $1,400 for each meeting of the Individual General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by the Individual General Partner is required. The Partnership pays all actual out-of-pocket expenses incurred by the Independent General Partners relating to attendance at such meetings. The Independent General Partners receive $1,400 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. For the year ended December 31, 1996, the aggregate fees and expenses paid by the Partnership to the Independent General Partners totaled $109,262.

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

For its fiscal year ended December 31, 1996, the Partnership had a net realized gain of $46.9 million from portfolio investments sold and written-off. On a cumulative basis, from inception to December 31, 1996, the Partnership was in a net gain position of $102.0 million from its investment income and net realized gains and losses from its venture capital portfolio investments. The Partnership made four cash distributions totaling $61.2 million to Limited Partners and four cash distributions totaling $12.5 million to the General Partners during the fiscal year ended December 31, 1996.

Management Fee - Pursuant to the Management Agreement, the Partnership pays the Management Company a fee at the annual rate of 2.5% of the amount of the partners' capital contributions (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed to the Partners and realized capital losses, with a minimum annual fee of $200,000. Such fee is payable quarterly on the basis of the amount of the partners' capital contributions, adjusted as described above, at the end of the preceding calendar quarter. As described previously, the Management Company has entered into a Sub-Management Agreement with DLJ, pursuant to which the Management Company compensates DLJ for management services. For the year ended December 31, 1996, management fees incurred by the Partnership to the Management Company aggregated $686,493.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Reference  is  made  to  Item  10  "Individual   General  Partners"   concerning
information with respect to security ownership.

As of March 21, 1997, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own an aggregate of 134 Units of the Partnership. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Michael E. Lurie, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Diane T. Herte, a Vice President and Treasurer of the Management Company and a Vice President of Merrill Lynch & Co. Investment Banking Group, joined Merrill Lynch in 1984. Messrs. Albert, Aufenanger, Lurie and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.    Financial Statements

                    Balance Sheets as of December 31, 1996 and 1995

                    Schedule of Portfolio Investments as of December 31, 1996

                    Schedule of Portfolio Investments as of December 31, 1995

                    Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                    Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                    Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

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

                    (10)  (a)  Management  Agreement dated as of May 23, 1991
                         among the Partnership, Management Company and the Managing General Partner. (6)

                    (10)  (b)  Form of Sub-Management  Agreement among the
                         Partnership, Management Company, the Managing General Partner and the Sub-Manager. (8)

                    (13) Page 20 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 1997.


         ML VENTURE PARTNERS II, L.P.


         /s/   Kevin K. Albert
By:      Kevin K. Albert
         Individual General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 1997.


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