Form 10-Q
period 1997-03-31
ML VENTURE PARTNERS II LP
filed 1997-05-15
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of March 31, 1997 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                     March 31, 1997             December 31,
                                                                                       (UNAUDITED)           1996
ASSETS

Portfolio investments at fair value (cost $22,293,793 as of
   March 31, 1997 and $27,505,870 as of December 31, 1996)                         $     22,135,985          $      37,386,258
Short-term investments at amortized cost                                                 14,881,080                  4,486,402
Cash and cash equivalents                                                                 3,715,701                    346,129
Accrued interest receivable                                                                   4,749                     49,442
Receivable from securities sold                                                           5,196,318                          -
                                                                                   ----------------          -----------------

TOTAL ASSETS                                                                       $     45,933,833          $      42,268,231
                                                                                   ================          =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                              $        234,455          $         183,406
Due to Management Company                                                                   276,778                    138,389
Due to Independent General Partners                                                          23,400                     23,400
                                                                                   ----------------          -----------------
   Total liabilities                                                                        534,633                    345,195
                                                                                   ----------------          -----------------

Partners' Capital:
Managing General Partner                                                                  3,999,252                  1,158,769
Individual General Partners                                                                   1,384                      1,029
Limited Partners (120,000 Units)                                                         41,556,372                 30,882,850
Unallocated net unrealized (depreciation) appreciation
   of investments                                                                          (157,808)                 9,880,388
                                                                                   ----------------          -----------------
   Total partners' capital                                                               45,399,200                 41,923,036
                                                                                   ----------------          -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $     45,933,833          $      42,268,231
                                                                                   ================          =================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1997

Active Portfolio Investments:
                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(C)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $        80,511
2,000,000 shares of Preferred Stock                                                                1,000,000            312,500
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 4/15/97                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          5,484,375
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252             84,291
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138              7,748
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                969
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986              3,986
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(D)
180,755 shares of Common Stock                                            May 1992                    36,150          1,482,191
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,237,953
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)
23,245 shares of Common Stock                                             Aug. 1988                   60,437             58,113
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P:(B)(E)
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   125,269            125,269
   5.67% Bridge Loan                                                                                 228,926            228,926
   34.5 shares of Common Stock                                                                       215,625            228,668
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
March 31, 1997


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A)(B)(F)
150,264 shares of Common Stock                                            June 1989           $    1,281,018    $     2,325,806
ML/MS Associates, L.P.*
34.4% Limited Partnership interest                                                                 1,073,804          1,982,964
MLMS Cancer Research, Inc.*
400,000 shares of Common Stock                                                                        18,853             20,013
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*
484,300 shares of Preferred Stock                                         June 1991                4,203,716            193,720
Warrants to purchase 922,050 shares of Common Stock
   at $.40 per share, expiring on 1/3/01                                                                  92                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          2,041,128
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)(B)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            492,188
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            195,222
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,786,643          2,654,292
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                      $   22,293,793    $    22,135,985
                                                                                              ---------------------------------


Supplemental Information: Liquidated Portfolio Investments(G)

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments                          $    93,993,873       $  111,448,782     $    205,442,655
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,287,666       $  111,290,974     $    227,578,640
                                                                      =========================================================

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
March 31, 1997



(A)  Public company

(B) During the quarter ended March 31, 1997, the Partnership sold equity securities or received principal payments on notes due from such company.

(C) The preferred shares of Biocircuits Corporation are convertible into common shares at a ratio of 4 shares of preferred stock for 1 share of common stock.

(D) In January 1997, Corporate Express, Inc. issued a 50% stock dividend. The Partnership received an additional 60,252 shares of the company's common stock.

(E) During the first quarter of 1997, the Partnership received cash distributions totaling $2,213,626 covering interest and principal on promissory notes due from HCTC Investment, L.P. and SPTHOR Corporation, net of certain reclassifications of prior payments. The Partnership received an additional $1,687,296 from the sale of options attached to its investment in HCTC/SPTHOR.

(F) On March 17, 1997, the Partnership received an in-kind distribution of 347,826 common shares of IDEC Pharmaceuticals Corporation from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. In March 1997, the Partnership sold 197,562 of such shares for $5.2 million, realizing a gain of $3.5 million. In May 1997, the Partnership received an additional 129,407 common shares of IDEC from the final liquidating distribution of ML/MS Associates and MLMS Cancer Research.

(G)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1997.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                              1997                   1996
                                                                                        ----------------        ---------

INVESTMENT INCOME AND EXPENSES

   Interest from short-term investments                                                 $        133,365      $         210,732
   Interest and other income from portfolio investments                                           16,439                 81,309
   Dividend income from portfolio investments                                                     37,754                 66,700
                                                                                        ----------------      -----------------
   Total investment income                                                                       187,558                358,741
                                                                                        ----------------      -----------------

   Expenses:

   Management fee                                                                                138,389                205,188
   Professional fees                                                                              43,975                 33,071
   Mailing and printing                                                                           72,699                108,126
   Independent General Partners' fees                                                             23,472                 29,256
   Custodial fees                                                                                  3,500                  3,618
   Miscellaneous                                                                                     296                    650
                                                                                        ----------------      -----------------
   Total expenses                                                                                282,331                379,909
                                                                                        ----------------      -----------------

NET INVESTMENT LOSS                                                                              (94,773)               (21,168)

Net realized gain from portfolio investments                                                  13,609,133             27,824,851
                                                                                        ----------------      -----------------

NET REALIZED GAIN FROM OPERATIONS
   (allocable to Partners)                                                                    13,514,360             27,803,683

Net change in unrealized depreciation of investments                                         (10,038,196)           (15,311,178)
                                                                                        ----------------      -----------------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                                                           $      3,476,164      $      12,492,505
                                                                                        ================      =================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,


                                                                                              1997                   1996
                                                                                        ----------------        ---------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment loss                                                                     $        (94,773)       $       (21,168)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

Decrease (increase) in accrued interest receivable                                                44,693                (79,874)
Increase in accrued interest on short-term investments                                           (46,835)              (108,180)
Increase in payables, net                                                                        189,438                 51,070
                                                                                        ----------------        ---------------
Cash provided from (used for) operating activities                                                92,523               (158,152)
                                                                                        ----------------        ---------------

CASH FLOWS PROVIDED FROM
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                       (10,347,843)       (17,428,112)
Cost of portfolio investments purchased                                                         (228,926)              (207,111)
Net proceeds from the sale of portfolio investments                                           11,472,159             31,328,520
Deposit released from escrow                                                                           -                184,502
Repayment of investments in notes                                                              2,381,659                      -
                                                                                        ----------------        ---------------
Cash provided from investing activities                                                        3,277,049             13,877,799
                                                                                        ----------------        ---------------

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                          -            (14,336,506)
                                                                                        ----------------        ---------------

Increase (decrease) in cash and cash equivalents                                               3,369,572               (616,859)
Cash and cash equivalents at beginning of period                                                 346,129                685,917
                                                                                        ----------------        ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                            $      3,715,701        $        69,058
                                                                                        ================        ===============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1997



                                                                                              Unallocated
                                                                                            Net Unrealized
                                         Managing        Individual                          Appreciation
                                          General          General           Limited        (Depreciation)
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $   1,158,769      $  1,029      $   30,882,850      $    9,880,388     $     41,923,036

Net investment loss                            9,783            (4)           (104,552)                  -              (94,773)

Net realized gain from portfolio
investments                                2,830,700           359          10,778,074                   -           13,609,133

Net change in unrealized
appreciation (depreciation)
of investments                                     -             -                   -         (10,038,196)         (10,038,196)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   3,999,252      $  1,384      $   41,556,372(A)   $     (157,808)    $     45,399,200
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $345 at March 31, 1997. Cumulative cash distributions paid to Limited Partners from inception to March 31, 1997 totaled $1,300 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of investments of $158,000 at March 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes.
Additionally,   from  inception  to  March  31,  1997,  timing   differences  of
approximately $400,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to March 31, 1997, the Partnership had a $115.7 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.2 million.

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

7.       Portfolio Investments

During the three months ended March 31, 1997, the Partnership liquidated securities of the following portfolio companies:


                                                                                               Realized
Company                                                  Shares Sold          Cost            Gain (Loss)           Return
--------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.                               251,694      $    1,258,470      $    8,381,410     $     9,639,880
IDEC Pharmaceuticals Corporation                           197,562           1,655,891           3,540,427           5,196,318
Raytel Medical Corporation                                  37,500             144,983                   0             144,983
SPTHOR Corporation - sale of options                           n/a                   0           1,687,296           1,687,296
SPTHOR Corporation - note repayment                            n/a             455,491                   0             455,491
HCTC Investment, L.P. - note repayment                         n/a           1,926,168                   0           1,926,168
                                                                        --------------      --------------     ---------------
Totals                                                                  $    5,441,003      $   13,609,133     $    19,050,136
                                                                        ==============      ==============     ===============


8.     Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1997, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

9.   Subsequent Events

On May 9, 1997, the General Partners approved a cash distribution to Partners totaling $21,790,729; $19,200,000, or $160 per Unit, to the Limited Partners and $2,590,729 to the General Partners. The distribution will be paid in July 1997 to Limited Partners of record on June 30, 1997.
ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


On May 1, 1997, ML/MS Associates, L.P. and ML/MS Cancer Research, Inc. made final liquidating distributions of common shares of IDEC Pharmaceuticals Corporation. As a result, the Partnership received an additional 129,407 common shares of IDEC Pharmaceuticals.

10.    Classification of Portfolio Investments

As of March 31, 1997, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock                                    $   12,559,979        $    17,726,126         39.05%
Limited Partnerships                                 1,786,643              2,654,292          5.85%
Preferred Stock                                      7,592,976              1,401,372          3.09%
Debt Securities                                        354,195                354,195        .78%
                                                --------------        ---------------    --------
Total                                           $   22,293,793        $    22,135,985         48.76%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    4,925,318        $     7,861,718         17.32%
Western U.S.                                        13,585,632             10,453,451         23.03%
Eastern U.S.                                         3,782,843              3,820,816          8.42%
                                                --------------        ---------------        -------
Total                                           $   22,293,793        $    22,135,985         48.76%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,536,150        $     6,966,566         15.35%
Biotechnology                                        7,146,341             10,221,029         22.52%
Semiconductors/Electronics                           2,512,663              2,099,240          4.62%
Medical Devices and Services                         9,257,116              2,169,293          4.78%
Telecommunications                                     569,820                582,863          1.28%
Computer Hardware/Software                             271,703                 96,994        .21%
                                                --------------        ---------------    --------
Total                                           $   22,293,793        $    22,135,985         48.76%
                                                ==============        ===============         ======


* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the first quarter of 1997, the Partnership received $11.5 million of cash proceeds from the sale of certain portfolio investments and $2.4 million from the repayment of promissory notes due to the Partnership. As a result, as of March 31, 1997, the Partnership held $18.6 million in cash and cash equivalents; $14.9 million in short-term investments with maturities of less than one year and $3.7 million in an interest bearing account. Interest earned from such investments totaled $133,000 for the three months ended March 31, 1997. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from these existing cash reserves, from interest and other investment income received and from proceeds received from the sale of portfolio investments.

The Partnership will not make any new portfolio investments. Therefore, generally all cash received from the sale of portfolio investments is distributed to Partners as soon as practicable after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

On May 9, 1997, the General Partners approved a cash distribution to Partners totaling $21,790,729; $19,200,000, or $160 per Unit, to the Limited Partners and $2,590,729 to the General Partners. The distribution will be paid in July 1997 to Limited Partners of record on June 30, 1997.

Results of Operations

For the three months ended March 31, 1997 and 1996, the Partnership had a net realized gain from operations of $13.5 million and $27.8 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a $13.6 million net realized gain from the sale of certain portfolio investments. During the quarter, the Partnership sold shares of common stock of three of its publicly-traded portfolio companies and common stock options of one of its privately-held companies for $16.7 million, realizing a gain of $13.6 million. See Note 9 of Notes to Financial Statements for a summary of sales by investment.

For the three months ended March 31, 1996, the Partnership had a $27.8 million net realized gain from the sale of certain portfolio investments. During the quarter, the Partnership sold shares of common stock of eight of its publicly-traded portfolio companies for $32.4 million, realizing a gain of $27.8 million.

Investment Income and Expenses - For the three months ended March 31, 1997 and 1996, the Partnership had a net investment loss of $95,000 and $21,000, respectively. The increase in net investment loss for the 1997 period compared to the same period in 1996, primarily was attributable to a $171,000 decrease in investment income partially offset by a $97,000 decrease in operating expenses. The decline in investment income resulted from a $77,000 decrease in interest from short-term investments, primarily due to a decrease in funds available for investment in such securities during the first quarter 1997 compared to the same period in 1996. Additionally, interest from portfolio investments decreased by $65,000, primarily resulting from the reduced amount of interest-bearing debt securities outstanding during the first quarter of 1997 compared to the same period in 1996. Dividend income also decreased by $29,000, due to the sale of the Partnership's investment in Borg-Warner Automotive, which was fully liquidated during the first quarter of 1997. The decline in operating expenses primarily resulted from decreased management fees, as discussed below, and reduced mailing and printing expenses for the 1997 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended March 31, 1997 and 1996, was $138,000 and $205,000, respectively. The decline in the management fee for the 1997 period compared to the same period in 1996 is due to return of capital distributions made to Partners since March 31, 1996. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the period were obtained from interest earned from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a $1.5 million net unrealized loss from its portfolio investments, primarily resulting from the net downward revaluation of its remaining publicly-traded securities. Unrealized appreciation was reduced by an additional $8.5 million during the three month period due to the transfer to realized gain of the unrealized appreciation recorded in prior periods on the portfolio investments sold during the quarter, as discussed above. As a result, the Partnership's net unrealized appreciation of investments declined by $10.0 million for the three month period.

For the three months ended March 31, 1996, the Partnership had a $2.7 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly-traded securities. However, unrealized appreciation declined by $18.0 million due to the transfer to realized gain of the unrealized appreciation recorded in prior periods on the portfolio investments sold during the quarter, as discussed above. As a result, the Partnership's net unrealized appreciation of investments declined by $15.3 million for the three month period.

Net Assets - Changes to net assets  resulting from  operations are comprised of
1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the three months ended March 31, 1997, the Partnership had a $3.5 million net increase in net assets resulting from operations, increasing its net assets to $45.4 million as of March 31, 1997, from $41.9 million as of December 31, 1996. The $3.5 million increase is comprised of the $13.5 million net realized gain from operations offset by the $10.0 million decrease in net unrealized depreciation of investments for the three month period.

For the three months ended March 31, 1996, the Partnership had a $12.5 million net increase in net assets resulting from operations, comprised of the $27.8 million net realized gain from operations offset by the $15.3 million decrease in unrealized appreciation of investments for the three month period. As of March 31, 1996, the Partnership's net assets were $71.4 million, down $8.9 million from $80.3 million as of December, 31 1995. This decrease resulted from the $21.4 million accrued cash distribution paid to Partners in April 1996 offset by the $12.5 million increase in net assets from operations for the three month period.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized depreciation of investments has been included as if the net depreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1997 and December 31, 1996 was $345 and $323, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Not applicable.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period in which this report covers.

Item 5.       Other Information.

Not applicable

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



Date:         May 15, 1997