Form 10-Q
period 1997-06-30
ML VENTURE PARTNERS II LP
filed 1997-08-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of June 30, 1997 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1997
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                      June 30, 1997             December 31,
                                                                                       (Unaudited)                  1996
ASSETS

Portfolio investments at fair value (cost $14,943,101 as of
   June 30, 1997 and $27,505,870 as of December 31, 1996)                          $     22,724,790          $      37,386,258
Short-term investments at amortized cost                                                 22,469,598                  4,486,402
Cash and cash equivalents                                                                 1,191,620                    346,129
Accrued interest receivable                                                                   4,749                     49,442
Receivable from securities sold                                                           3,330,509                          -
                                                                                   ----------------          -----------------

TOTAL ASSETS                                                                       $     49,721,266          $      42,268,231
                                                                                   ================          =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                          $     21,790,729          $               -
Accounts payable and accrued expenses                                                       146,932                    183,406
Due to Management Company                                                                    59,095                    138,389
Due to Independent General Partners                                                          23,400                     23,400
                                                                                   ----------------          -----------------
   Total liabilities                                                                     22,020,156                    345,195
                                                                                   ----------------          -----------------

Partners' Capital:
Managing General Partner                                                                    575,417                  1,158,769
Individual General Partners                                                                     644                      1,029
Limited Partners (120,000 Units)                                                         19,343,360                 30,882,850
Unallocated net unrealized appreciation of investments                                    7,781,689                  9,880,388
                                                                                   ----------------          -----------------
   Total partners' capital                                                               27,701,110                 41,923,036
                                                                                   ----------------          -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $     49,721,266          $      42,268,231
                                                                                   ================          =================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1997

Active Portfolio Investments:
                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(B)(E)
235,067 shares of Common Stock                                            May 1991            $      363,884    $       158,582
2,000,000 shares of Preferred Stock                                                                1,000,000            203,125
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          6,703,125
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         May 1995                    39,252             84,291
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138              7,748
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                969
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986              3,986
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*(E)
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)
180,755 shares of Common Stock                                            May 1992                    36,150          2,087,720
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          2,861,798
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)
23,245 shares of Common Stock                                             Aug. 1988                   60,437             93,385
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:(C)
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   125,269            125,269
   5.67% Bridge Loan                                                                                 228,926            228,926
   34.5 shares of Common Stock                                                                       215,625            110,093
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
June 30, 1997


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A)(D)
152,843 shares of Common Stock                                            June 1989           $    1,310,650    $     3,706,443
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*(E)(F)
48,430 shares of Preferred Stock                                          June 1991                  363,378            193,720
Warrants to purchase 92,205 shares of Common Stock
   at $4.00 per share, expiring on 1/3/01                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          2,211,221
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            575,000
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            217,599
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,786,643          2,256,638
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                      $   14,943,101    $    22,724,790
                                                                                              ---------------------------------


Supplemental Information: Liquidated Portfolio Investments(G)

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments                          $   101,450,816       $  107,431,697     $    208,882,513
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,393,917       $  115,213,386     $    231,607,303
                                                                      =========================================================

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
June 30, 1997



(A)  Public company

(B) The preferred shares of Biocircuits Corporation held by the Partnership are convertible into common shares of the company at a ratio of 4 shares of preferred stock for 1 share of common stock. On April 14, 1997, the Partnership made a follow-on investment in Biocircuits Corporation of $106,250, acquiring an additional 106,250 shares of the company's common stock.

(C) In May 1997, the Partnership received an additional $109,350 from the sale of options attached to its investment in HCTC/SPTHOR.

(D) In May 1997, the Partnership received an additional 129,407 common shares of IDEC Pharmaceuticals Corporation common stock from the final liquidating distribution of ML/MS Associates and ML/MS Cancer Research, Inc. In June 1997, the Partnership sold 126,828 shares of IDEC common stock for $3,330,509, realizing a gain of $2,267,484. Subsequent to the end of the quarter, in July 1997, the Partnership sold its remaining 152,843 common shares of IDEC for $4.1 million, realizing a gain of $2.8 million.

(E) As of June 30, 1997, the Partnership wrote-off a portion of the cost of its investments in Biocircuits Corporation for $1,164,867, Clarus Medical Systems, Inc. for $1,388,620, and Neocrin Company for $3,840,430.

(F) In February 1997, Neocrin Company effected a one-for-ten reverse stock split of the company's common stock and preferred stock.

(G)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1997.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,

                                                                1997              1996             1997              1996
                                                           ---------------  ----------------  ---------------  ----------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                    $       319,820  $        405,480  $       453,185  $        616,212
   Interest and other income from portfolio
     investments                                                       537            81,124           16,976           162,433
   Dividend income                                                       -            66,700           37,754           133,400
                                                           ---------------  ----------------  ---------------  ----------------
   Totals                                                          320,357           553,304          507,915           912,045
                                                           ---------------  ----------------  ---------------  ----------------

   Expenses:
   Management fee                                                   59,095           184,121          197,484           389,309
   Professional fees                                                37,461            47,026           81,436            80,097
   Mailing and printing                                             29,065            29,307          101,764           137,433
   Independent General Partners' fees                               24,509            28,210           47,981            57,466
   Custodial fees                                                        -             3,618            3,500             7,236
   Miscellaneous                                                         -               800              296             1,450
                                                           ---------------  ----------------  ---------------  ----------------
   Totals                                                  150,130          293,082           432,461          672,991
         ---------------------------------------------------------        ---------         ---------        ---------

NET INVESTMENT INCOME                                              170,227           260,222           75,454           239,054

Net realized (loss) gain from portfolio
   investments                                                  (4,017,085)       10,141,055        9,592,048        37,965,906
                                                           ---------------  ----------------  ---------------  ----------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS (allocable to Partners)
                                                                (3,846,858)       10,401,277        9,667,502        38,204,960

Net change in unrealized appreciation of
   investments                                                   7,939,497          (175,590)      (2,098,699)      (15,486,768)
                                                           ---------------  ----------------  ---------------  ----------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                               $     4,092,639  $     10,225,687  $     7,568,803  $     22,718,192
                                                           ===============  ================  ===============  ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,


                                                                                                1997                 1996
                                                                                          ----------------     ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment income                                                                     $         75,454     $        239,054

Adjustments to reconcile net investment income to cash used for operating activities:

(Increase) decrease in accrued interest receivable                                                  44,693             (160,282)
Increase in accrued interest on short-term investments                                             (14,467)            (137,556)
Decrease in payables                                                                              (115,768)             (57,298)
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                 (10,088)            (116,082)
                                                                                          ----------------     ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net purchase of short-term investments                                                         (17,968,729)         (13,247,020)
Cost of portfolio investments purchased                                                           (335,176)            (207,111)
Deposit released from escrow                                                                             -              184,502
Net proceeds from the sale of portfolio investments                                             16,777,825           48,764,508
Proceeds from repayment of note                                                                  2,381,659                    -
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                            855,579           35,494,879
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                           -          (35,715,004)
                                                                                          ----------------     ----------------

Increase (decrease) in cash and cash equivalents                                                   845,491             (336,207)
Cash and cash equivalents at beginning of period                                                   346,129              685,917
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      1,191,620     $        349,710
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1997



                                                                                              Unallocated
                                                                                            Net Unrealized
                                         Managing        Individual                          Appreciation
                                          General          General           Limited        (Depreciation)
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $   1,158,769      $  1,029      $   30,882,850      $    9,880,388     $     41,923,036

Cash distribution, accrued                (2,590,089)         (640)        (19,200,000)                  -          (21,790,729)

Net investment income                         11,591             2              63,861                   -               75,454

Net realized gain from portfolio
investments                                1,995,146           253           7,596,649                   -            9,592,048

Net change in unrealized
appreciation (depreciation)
of investments                                     -             -                   -          (2,098,699)          (2,098,699)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $     575,417      $    644      $   19,343,360(A)   $    7,781,689     $     27,701,110
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $213 at June 30, 1997. Cumulative cash distributions paid or accrued to Limited Partners from inception to June 30, 1997 totaled $1,460 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $7.8 million at June 30, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1997, timing differences of approximately $400,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to June 30, 1997, the Partnership had a $111.7 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.2 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $20,000 annually in quarterly installments, $1,400 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,400 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners). Beginning on July 1, 1997, the compensation of each Independent General Partner will increase to $21,000 annually and $1,500 for each meeting attended.

6.     Commitments

The Partnership has a $370,434 non-interest bearing obligation payable on demand to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P.

7.       Portfolio Investments

During the three and six months ended June 30, 1997, the Partnership liquidated or wrote-off securities of the following portfolio companies:


                                                                                               Realized
Company                                                  Shares Sold          Cost            Gain (Loss)           Return

Three Months Ended March 31, 1997:
Borg-Warner Automotive, Inc.                               251,694      $    1,258,470      $    8,381,410     $     9,639,880
IDEC Pharmaceuticals Corporation                           197,562           1,655,891           3,540,427           5,196,318
Raytel Medical Corporation                                  37,500             144,983                   0             144,983
SPTHOR Corporation - sale of options                           n/a                   0           1,687,296           1,687,296
SPTHOR Corporation - note repayment                            n/a             455,491                   0             455,491
HCTC Investment, L.P. - note repayment                         n/a           1,926,168                   0           1,926,168
                                                                        --------------      --------------     ---------------
Sub-total                                                               $    5,441,003      $   13,609,133     $    19,050,136
                                                                        --------------      --------------     ---------------

Three Months Ended June 30, 1997:
IDEC Pharmaceuticals Corporation                           126,828      $    1,063,025      $    2,267,482     $     3,330,507
HCTC Investment, L.P. - sale of options                        n/a                   0             109,350             109,350
Biocircuits Corporation - partial write-off                    n/a           1,164,867          (1,164,867)                  0
Clarus Medical Systems, Inc. - partial write-off               n/a           1,388,620          (1,388,620)                  0
Neocrin Company - partial write-off                            n/a           3,840,430          (3,840,430)                  0
                                                                        --------------      --------------     ---------------
Sub-total                                                               $    7,456,942      $   (4,017,085)    $     3,439,857
                                                                        --------------      --------------     ---------------

Totals for the six months ended June 30, 1997                           $   12,897,945      $    9,592,048     $    22,489,993

                                                                        ==============      ==============     ===============

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

8.     Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1997, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

9.   Cash Distribution

On July 11, 1997, the Partnership made a cash distribution to Partners totaling $21,790,729. Limited Partners of record on June 30, 1997 received $19,200,000, or $160 per Unit, and the General Partners received $2,590,729.

10.    Subsequent Event

Subsequent to the end of the quarter, in July 1997, the Partnership sold its remaining 152,843 common shares of IDEC Pharmaceuticals for $4.1 million, realizing a gain of $2.8 million. Also in July 1997, the Partnership sold its remaining 23,245 common shares of Elantec, Inc. for $93,385, realizing a gain of $32,948.

As a result, in July 1997, the General Partners approved an additional cash distribution to Partners totaling $8,211,344; $7,800,000, or $65 per Unit, to the Limited Partners and $411,344 to the General Partners. Such distribution will be paid in October 1997 to Partners of record on September 30, 1997.

11.    Classification of Portfolio Investments

As of June 30, 1997, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock                                    $   10,438,337        $    18,821,960         67.95%
Limited Partnerships                                 1,786,643              2,256,638          8.15%
Preferred Stock                                      2,363,926              1,291,997          4.66%
Debt Securities                                        354,195                354,195          1.28%
                                                --------------        ---------------        -------
Total                                           $   14,943,101        $    22,724,790         82.04%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,536,698        $     9,685,997         34.97%
Western U.S.                                         7,623,560              9,712,707         35.06%
Eastern U.S.                                         3,782,843              3,326,086         12.01%
                                                --------------        ---------------         ------
Total                                           $   14,943,101        $    22,724,790         82.04%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,536,150        $     8,790,845         31.74%
Biotechnology                                        6,083,316              8,824,879         31.86%
Semiconductors/Electronics                           2,512,663              2,304,606          8.32%
Medical Devices and Services                         2,969,449              2,243,178          8.09%
Telecommunications                                     569,820                464,288          1.68%
Computer Hardware/Software                             271,703                 96,994        .35%
                                                --------------        ---------------    --------
Total                                           $   14,943,101        $    22,724,790         82.04%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

During June 1997, the Partnership sold 126,828 common shares of IDEC Pharmaceuticals Corporation for $3.3 million, realizing a gain of $2.3 million. The $3.3 million, which was a receivable as of June 30, 1997, was collected in July 1997. Also during the quarter ended June 30, 1997, the Partnership received $109,350 from the sale of options attached to its investment in Horizon Cellular Telephone Company and made a $106,000 follow-on investment in Biocircuits Corporation.

As of June 30, 1997, the Partnership held $23.7 million in cash and short-term investments; $22.5 million in short-term securities with maturities of less than one year and $1.2 million in an interest-bearing cash account. Interest earned from such investments totaled $320,000 and $453,000 for the three and six months ended June 30, 1997, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership will not make any new portfolio investments. Therefore, all cash received from the sale of portfolio investments is distributed to Partners as soon as practicable after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

In July 1997, the Partnership made a cash distribution to Partners totaling $21,790,729. Limited Partners received $19,200,000, or $160 per Unit, and the General Partners received $2,590,729. Subsequent to the end of the quarter, in July 1997, the Partnership sold its remaining 152,843 common shares of IDEC Pharmaceuticals for $4.1 million, realizing a gain of $2.8 million. Also in July 1997, the Partnership sold its remaining 23,245 common shares of Elantec, Inc. for $93,385, realizing a gain of $32,948. As a result, in July 1997 the General Partners approved an additional cash distribution totaling $8,211,344 to be paid in October 1997. Limited Partners of record on September 30, 1997 will receive $7,800,000, or $65 per Unit, and the General Partners will receive $411,344.

Results of Operations

For the three and six months ended June 30, 1997, the Partnership had a net realized loss from operations of $3.8 million and a net realized gain from operations of $9.7 million, respectively. For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $10.4 million and $38.2 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1997, the Partnership had a net realized loss from portfolio investments of $4.0 million and a net realized gain from portfolio investments of $9.6 million, respectively. In March 1997 and in May 1997, the Partnership received 347,826 and 129,407 common shares of IDEC Pharmaceuticals Corporation, respectively, from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. (MLMS), representing the final liquidating distribution from MLMS. The Partnership sold 197,562 shares of IDEC in March 1997 and sold an additional 126,828 shares in June 1997. These transactions resulted in a net realized gain of $2.3 million and $5.8 million for the three and six months ended June 30, 1997, respectively. During the three and six months ended June 30, 1997, the Partnership also recognized a realized gain of $109,350 and $1.8 million from the sale of options in connection with its investment in Horizon Cellular Telephone Company. During the three months ended March 31, 1997, the Partnership sold its remaining 251,694 common shares of Borg-Warner Automotive, Inc. for $9.6 million, realizing a gain of $8.4 million. These gains were more than offset by the partial write-off as of June 30, 1997 of the Partnership's investments in Biocircuits Corporation, Clarus Medical Systems, Inc. and Neocrin Company, Inc., which resulted in an aggregate realized loss of $6.4 million. These write-offs were due to the continued operating and financial difficulties at these companies. See Note 7 of Notes to Financial Statements for a summary of portfolio liquidations for the three and six months ended June 30, 1997.

For the three and six months ended June 30, 1996, the Partnership had a net realized gain from portfolio investments of $10.1 million and $37.9 million, respectively. During the three months ended June 30, 1996, the Partnership sold shares of common stock of five of its publicly-traded portfolio companies for $13.6 million, realizing a gain of $10.1 million. During the three months ended March 31, 1996, the Partnership sold shares of common stock of eight of its publicly-traded portfolio companies for $32.4 million, realizing a gain of $27.8 million.

Investment Income and Expenses - For the three months ended June 30, 1997, the Partnership had net investment income of $170,000 compared to net investment income of $260,000 for the same period in 1996. The decrease in net investment income for the three months ended June 30, 1997, compared to the same period in 1996, primarily was attributable to a $233,000 decrease in investment income partially offset by a $143,000 decrease in operating expenses. The decline in investment income resulted from an $86,000 decrease in interest from short-term investments, primarily due to a reduced amount of funds invested in such securities during the 1997 period compared to the same period in 1996. Additionally interest from portfolio investments decreased by $81,000 resulting from the reduced amount of interest-bearing debt securities held by the Partnership during the 1997 period compared to the same period in 1996. Dividend income also decreased by $67,000 due to the sale of the Partnership's investment in Borg-Warner Automotive, which was fully liquidated during the first quarter of 1997. The decline in operating expenses primarily resulted from reduced management fees for the 1997 period, as discussed below.

For the six months ended June 30, 1997 and 1996, the Partnership had net investment income of $75,000 and $239,000, respectively. The decrease in net investment income for the six months ended June 30, 1997, compared to the same period in 1996 primarily was attributable to a $404,000 decrease in investment income partially offset by a $240,000 decrease in operating expenses. The decline in investment income resulted from a $163,000 decrease in interest from short-term investments, primarily due to a reduced amount of funds invested in such securities during the six months ended June 30, 1997 compared to the same period in 1996. Income from portfolio investments decreased by $145,000 resulting from the reduced amount in interest bearing debt securities held by the Partnership during the six months ended June 30, 1997 compared to the same period in 1996. In addition, dividend income decreased by $96,000, due to the sale of the Partnership's investment in Borg-Warner Automotive as discussed above. The decline in operating expenses primarily resulted from decreased management fees, as discussed below, and also from reduced mailing and printing expenses for the 1997 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 1997 and 1996, was $59,000 and $184,000, respectively. The management fee for the six months ended June 30, 1997 and 1996, was $197,000 and $389,000, respectively. The decline in the management fee for the 1997 periods compared to the same periods in 1996 reflects the realized losses incurred on June 30, 1997 and the continued portfolio liquidations and subsequent distributions made to Partners. The management fee will continue to decline in future periods as the Partnership's investment portfolio continues to mature and cash distributions are paid to Partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and other income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the six months ended June 30, 1997, the Partnership had a $950,000 net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the six month period, unrealized appreciation declined $3.0 million resulting from the net transfer from unrealized gain to realized gain related to the portfolio investments sold and written-off during the period, as discussed above. The $950,000 unrealized gain partially offset by the $3.0 million transfer from unrealized gain to realized gain, resulted in a $2.1 million decrease to the Partnership's net unrealized appreciation of investments for the six month period ended June 30, 1997.

For the six months ended June 30, 1996, the Partnership had a $6.9 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the six month period, $22.4 million was transferred from unrealized gain to realized gain related to the portfolio investments sold during the period, as discussed above. The $22.4 million transfer from unrealized gain to realized gain, partially offset by the $6.9 million unrealized gain, resulted in a $15.5 million decrease to the Partnership's net unrealized appreciation of investments for the six month period ended June 30, 1996.

Net Assets - Changes to net assets  resulting from  operations are comprised of
 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the six months ended June 30, 1997, the Partnership had a $7.6 million net increase in net assets resulting from operations, comprised of the $9.7 million net realized gain from operations offset by the $2.1 million decrease in unrealized appreciation of investments for the six month period. At June 30, 1997, the Partnership's net assets were $27.7 million, down $14.2 million from $41.9 million at December 31, 1996. This decrease was due to the $21.8 million accrued cash distribution, paid to Partners in July 1997, exceeding the $7.6 million increase in net assets from operations for the six month period.

For the six months ended June 30, 1996, the Partnership had a $22.7 million net increase in net assets resulting from operations, comprised of the $38.2 million net realized gain from operations offset by the $15.5 million decrease in unrealized appreciation of investments for the six month period. At June 30, 1996, the Partnership's net assets were $58.2 million, down $22.1 million from $80.3 million at December 31, 1995. This decrease was due to the $21.4 million cash distribution, paid to Partners in April 1996, and the $23.4 million accrued cash distribution, paid to Partners in July 1996, exceeding the $22.7 million increase in net assets from operations for the six month period.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at June 30, 1997 and December 31, 1996 was $213 and $323, respectively.

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



Date:         August 14, 1997