Form 10-Q
period 1997-09-30
ML VENTURE PARTNERS II LP
filed 1997-11-13
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of September 30, 1997 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                      September 30,
                                                                                          1997                  December 31,
                                                                                       (Unaudited)                  1996
ASSETS

Portfolio investments at fair value (cost $13,558,900 as of
   September 30, 1997 and $27,505,870 as of December 31, 1996)                     $     22,961,464          $      37,386,258
Short-term investments at amortized cost                                                  7,981,544                  4,486,402
Cash and cash equivalents                                                                 1,518,088                    346,129
Accrued interest receivable                                                                   4,749                     49,442
Receivable from securities sold                                                           2,586,096                          -
                                                                                   ----------------          -----------------

TOTAL ASSETS                                                                       $     35,051,941          $      42,268,231
                                                                                   ================          =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                          $      8,211,344          $               -
Accounts payable and accrued expenses                                                       150,342                    183,406
Due to Management Company                                                                    43,853                    138,389
Due to Independent General Partners                                                          20,250                     23,400
                                                                                   ----------------          -----------------
   Total liabilities                                                                      8,425,789                    345,195
                                                                                   ----------------          -----------------

Partners' Capital:
Managing General Partner                                                                  1,314,334                  1,158,769
Individual General Partners                                                                     530                      1,029
Limited Partners (120,000 Units)                                                         15,908,724                 30,882,850
Unallocated net unrealized appreciation of investments                                    9,402,564                  9,880,388
                                                                                   ----------------          -----------------
   Total partners' capital                                                               26,626,152                 41,923,036
                                                                                   ----------------          -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $     35,051,941          $      42,268,231
                                                                                   ================          =================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1997

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(B)
   401,734 shares of Common Stock                                         May 1991            $      468,051    $       200,867
   2,000,000 shares of Preferred Stock                                                             1,000,000            250,000
   Warrants to purchase 166,667 shares of Common Stock
     at $.75 per share, expiring 1/2/99                                                               20,833                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          7,312,500
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         May 1995                    39,252            245,849
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             52,295
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327              6,542
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986             56,208
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*(C)
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(D)
60,000 shares of Common Stock                                             May 1992                    12,000          1,014,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          6,315,692
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:(E)
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   125,269              5,073
   5.67% Bridge Loan                                                                                 228,926              9,271
   34.5 shares of Common Stock                                                                       215,625            256,339
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*
48,430 shares of Preferred Stock                                          June 1991                  363,378                  0
Warrants to purchase 92,205 shares of Common Stock
   at $4.00 per share, expiring on 1/3/01                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          2,530,148
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
September 30, 1997


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990           $      241,639    $       725,000
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            284,724
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(F)
80% Limited Partnership interest                                          May 1988                 1,528,129          1,958,753
-------------------------------------------------------------------------------------------------------------------------------
Vical, Inc.(A)(F)
59,685 shares of Common Stock                                             Aug. 1990                  144,550            843,051
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments(G)                                                                $   13,558,900    $    22,961,464
                                                                                              ---------------------------------


Supplemental Information - Liquidated Portfolio Investments(H):

                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments                          $   102,974,096       $  112,950,601     $    215,924,697
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  122,353,165     $    238,886,161
                                                                      =========================================================

(A)  Public company

(B) The preferred shares of Biocircuits Corporation held by the Partnership are convertible into common shares of the company at a ratio of 4 shares of preferred stock for 1 share of common stock. On July 2, 1997, the Partnership made a follow-on investment in Biocircuits Corporation of $125,000, acquiring an additional 166,667 shares of the company's common stock and a warrant to purchase 166,667 shares of common stock for $.75 per share, expiring on 1/2/99.

(C) On July 31, 1997, the Partnership's warrant to purchase 4,048 shares of Clarus Medical Systems, Inc. common stock for $18.75 per share, expired unexercised.

(D) On September 30, 1997, the Partnership sold 120,755 shares of Corporate Express, Inc. common stock for $2,586,096, realizing a gain of $2,561,946.

(E) In August 1997, the Partnership received an additional $188,423, plus interest of $5,245, from the sale of options in connection with its investment in HCTC/SPTHOR.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED), continued
September 30, 1997



(F) In July and September 1997, the Partnership received in-kind distributions of 4,645 shares of Graham Fields International common stock and 59,685 shares of Vical, Inc. common stock, respectively, from Sanderling Biomedical, L.P. In July 1997, the Partnership sold its 4,645 shares of Graham Fields common stock for $63,004 realizing a loss of $50,960. Subsequent to the end of the quarter, in October 1997, the Partnership sold its 59,685 shares of Vical common stock for $939,597, realizing a gain of $795,047.

(G) In July 1997, the Partnership sold its remaining 152,843 common shares of IDEC Pharmaceuticals Corporation for $4.1 million, realizing a gain of $2.8 million. Also in July 1997, the Partnership sold its remaining 23,245 common shares of Elantec, Inc., for $93,382 realizing a gain of $32,945.

(H)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1997.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,

                                                            1997                1996              1997               1996
                                                      -----------------   ---------------    ---------------   ----------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                 $       118,572   $       282,021    $       566,469   $        898,233
   Interest and other income from portfolio
     investments                                                  5,333            81,108             27,597            243,541
   Dividend income                                                    -            41,492             37,754            174,892
                                                        ---------------   ---------------    ---------------   ----------------
   Totals                                               123,905           404,621            631,820           1,316,666
         ------------------------------------------------------        ----------        -----------        ------------

   Expenses:
   Management fee                                                43,853           158,795            241,337            548,104
   Professional fees                                             23,931            59,658            105,367            139,755
   Mailing and printing                                          37,277            20,860            139,041            158,293
   Independent General Partners' fees                            20,623            27,959             68,604             85,425
   Custodial fees                                                (3,727)            3,194               (227)            10,430
   Miscellaneous                                                  5,341                70              5,637              1,520
   Litigation settlement                                              -         1,000,000                  -          1,000,000
                                                        ---------------   ---------------    ---------------   ----------------
   Totals                                               127,298           1,270,536          559,759           1,943,527
         ------------------------------------------------------        ------------      -----------        ------------

NET INVESTMENT INCOME (LOSS)                                     (3,393)         (865,915)            72,061           (626,861)

Net realized gain from portfolio investments                  5,518,904         9,797,095         15,110,952         47,763,001
                                                        ---------------   ---------------    ---------------   ----------------

NET REALIZED GAIN FROM
   OPERATIONS - (allocable to Partners)                       5,515,511         8,931,180         15,183,013         47,136,140

Net change in unrealized appreciation of
   investments                                                1,620,875       (12,958,684)          (477,824)       (28,445,452)
                                                        ---------------   ---------------    ---------------   ----------------

NET INCREASE (DECREASE) IN
   NET ASSETS RESULTING FROM
   OPERATIONS                                           $     7,136,386   $    (4,027,504)   $    14,705,189   $     18,690,688
                                                        ===============   ===============    ===============   ================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                1997                 1996
                                                                                          ----------------     ----------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                                              $         72,061     $       (626,861)

Adjustments to reconcile net investment income (loss) to cash provided from (used for) operating activities:

Decrease in accrued interest and notes receivable                                                   44,693              541,167
Increase in dividend receivable                                                                          -              (41,492)
Decrease in accrued interest on short-term investments                                              44,137               13,407
Decrease in payables                                                                              (144,829)             (33,794)
                                                                                          ----------------     ----------------
Cash provided from (used for) operating activities                                                  16,062             (147,573)
                                                                                          ----------------     ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net purchase of short-term investments                                                          (3,539,279)            (620,016)
Cost of portfolio investments purchased                                                           (460,176)            (207,111)
Deposit released from escrow                                                                             -              184,502
Net proceeds from the sale of portfolio investments                                             24,564,422           59,663,087
Proceeds from repayment of note                                                                  2,381,659                    -
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                         22,946,626           59,020,462
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                            (21,790,729)         (59,154,595)
                                                                                          ----------------     ----------------

Increase (decrease) in cash and cash equivalents                                                 1,171,959             (281,706)
Cash and cash equivalents at beginning of period                                                   346,129              685,917
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      1,518,088     $        404,211
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1997



                                                                                              Unallocated
                                                                                            Net Unrealized
                                         Managing        Individual                          Appreciation
                                          General          General           Limited        (Depreciation)
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $   1,158,769      $  1,029      $   30,882,850      $    9,880,388     $     41,923,036

Cash distribution, paid 7/11/97           (2,590,089)         (640)        (19,200,000)                  -          (21,790,729)

Cash distribution, accrued                  (411,084)         (260)         (7,800,000)                  -           (8,211,344)

Net investment income                         13,660             2              58,399                   -               72,061

Net realized gain from portfolio
investments                                3,143,078           399          11,967,475                   -           15,110,952

Net change in unrealized
appreciation (depreciation)
of investments                                     -             -                   -            (477,824)            (477,824)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   1,314,334      $    530      $   15,908,724(A)   $    9,402,564     $     26,626,152
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $195 at September 30, 1997. Cumulative cash distributions paid or accrued to Limited Partners from inception to September 30, 1997 totaled $1,525 per Unit.


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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. In July 1997, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. As a result, the Partnership is scheduled to terminate on December 31, 1999. The Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $9.4 million at September 30, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1997, timing differences of approximately $400,000 have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to September 30, 1997, the Partnership had a $117.2 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.2 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $21,000 annually in quarterly installments, $1,500 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,500 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners). Prior to July 1, 1997, the Independent General Partners had received a $20,000 annual fee and $1,400 for each meeting attended.

6.       Commitments

The Partnership had a $370,434 non-interest obligation payable on demand to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P. This obligation was satisfied in November 1997 by making a final payment of $14,079 to MLMS Cancer Research, Inc.

7.       Portfolio Investments

During the three and nine months ended September 30, 1997, the Partnership liquidated or wrote-off the following portfolio securities:

                                                                                               Realized
Company                                                  Shares Sold          Cost            Gain (Loss)           Return

Six Months Ended June 30, 1997:
Borg-Warner Automotive, Inc.                               251,694      $    1,258,470      $    8,381,410     $     9,639,880
IDEC Pharmaceuticals Corporation                           324,390           2,718,916           5,807,909           8,526,825
Raytel Medical Corporation                                  37,500             144,983                   0             144,983
Biocircuits Corporation - partial write-off                    n/a           1,164,867          (1,164,867)                  0
Clarus Medical Systems, Inc. - partial write-off               n/a           1,388,620          (1,388,620)                  0
Neocrin Company - partial write-off                            n/a           3,840,430          (3,840,430)                  0
HCTC Investment, L.P. - sale of options                        n/a                   0           1,796,646           1,796,646
HCTC Investment, L.P. - note repayment                         n/a           1,926,168                   0           1,926,168
SPTHOR Corporation - note repayment                            n/a             455,491                   0             455,491
                                                                        --------------      --------------     ---------------
Sub-total                                                                   12,897,945           9,592,048          22,489,993
                                                                        --------------      --------------     ---------------

Three Months Ended September 30, 1997:
IDEC Pharmaceuticals Corporation                           152,843           1,324,729           2,786,550           4,111,279
HCTC Investment, L.P. - sale of options                        n/a                   0             188,423             188,423
Elantec, Inc.                                               23,245              60,437              32,945              93,382
Graham Fields International (Sanderling)                     4,645             113,964             (50,960)             63,004
Corporate Express, Inc.                                    120,755              24,150           2,561,946           2,586,096
                                                                        --------------      --------------     ---------------
Sub-total                                                                    1,523,280           5,518,904           7,042,184
                                                                        --------------      --------------     ---------------

Totals for the nine months ended September 30, 1997                     $   14,421,225      $   15,110,952     $    29,532,177
                                                                        ==============      ==============     ===============

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

8.     Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1997, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

9.   Cash Distribution

On October 16, 1997, the Partnership made a cash distribution to Partners totaling $8,211,344. Limited Partners of record on September 30, 1997 received $7,800,000, or $65 per Unit, and the General Partners received $411,344.

10.    Subsequent Event

Subsequent to the end of the quarter, in October 1997, the Partnership sold its 59,685 common shares of Vical, Inc. for $939,597, realizing a gain of $795,047.

11.    Classification of Portfolio Investments

As of September 30, 1997, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock                                    $    9,312,650        $    19,843,215         74.52%
Limited Partnerships                                 1,528,129              1,958,753          7.36%
Preferred Stock                                      2,363,926              1,145,152          4.30%
Debt Securities                                        354,195                 14,344        .06%
                                                --------------        ---------------      ------
Total                                           $   13,558,900        $    22,961,464         86.24%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,512,548        $     9,221,652         34.63%
Western U.S.                                         6,263,509              7,153,437         26.87%
Eastern U.S.                                         3,782,843              6,586,375         24.74%
                                                --------------        ---------------         ------
Total                                           $   13,558,900        $    22,961,464         86.24%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     8,326,500         31.27%
Biotechnology                                        4,658,702              9,117,496         34.25%
Semiconductors/Electronics                           2,452,226              2,530,148          9.50%
Medical Devices and Services                         3,094,449              2,355,743          8.84%
Telecommunications                                     569,820                270,683          1.02%
Computer Hardware/Software                             271,703                360,894          1.36%
                                                --------------        ---------------      ---------
Total                                           $   13,558,900        $    22,961,464         86.24%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources
During the quarter ended September 30, 1997, the Partnership sold certain portfolio investments for net proceeds totaling $7,042,184, of which $2,586,096 was a receivable at September 30, 1997. Also during the quarter, the Partnership made follow-on investments totaling $139,079.

As of September 30, 1997, the Partnership held $9,499,632 in cash and short-term investments; $7,981,544 in short-term securities with maturities of less than one year and $1,518,088 in an interest-bearing cash account. Interest earned from such investments totaled $118,572 and $566,469 for the three and nine months ended September 30, 1997. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

The Partnership will not make any new portfolio investments. Therefore, all cash received from the sale of portfolio investments is distributed to Partners as soon as practicable after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

Subsequent to the end of the quarter, on October 16, 1997, the Partnership made a cash distribution to Partners totaling $8,211,344. Limited Partners of record on September 30, 1997 received $7,800,000, or $65 per Unit, and the General Partners received $411,344.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership had a net realized gain from operations of $5,515,511 and $15,183,013, respectively. For the three and nine months ended September 30, 1996, the Partnership had a net realized gain from operations of $8,931,180 and $47,136,140, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1997, the Partnership had a net realized gain from portfolio investments of $5,518,904 and $15,110,952, respectively. During the three months ended September 30, 1997, the Partnership sold investments with a cost of $1,523,280 for a net return of $7,042,184. These liquidations included the sale of the Partnership's remaining 152,843 common shares of IDEC Pharmaceuticals Corporation and an additional 120,755 common shares of Corporate Express, Inc. For the nine months ended September 30, 1997, the Partnership sold investments with a cost of $14,421,225 for a net return of $29,532,177. Portfolio liquidations during the nine month period include the sale of the Partnership's entire position of 477,233 common shares of IDEC and its remaining 251,694 common shares of Borg-Warner Automotive, Inc. These liquidations also include the partial write-off of the Partnership's investments in Biocircuits Corporation, Clarus Medical Systems, Inc. and Neocrin Company resulting in an aggregate realized loss of $6,393,917. Portfolio investments liquidated for the respective periods are shown in detail in Note 7 of the Notes to Financial Statements.

For the three and nine months ended September 30, 1996, the Partnership had a net realized gain from portfolio investments of $9,797,095 and $47,763,001, respectively. During the three months ended September 30, 1996, the Partnership sold shares of common stock of four publicly-traded portfolio companies for $10,898,579, realizing a gain of $9,797,095. During the six months ended June 30, 1996, the Partnership sold shares of common stock of nine of its publicly-traded portfolio companies for $45,954,783, realizing a gain of $37,965,906.

Investment Income and Expenses - For the three months ended September 30, 1997, the Partnership had a net investment loss of $3,393 compared to a net investment loss of $865,915 for the three months ended September 30, 1996. The decrease in net investment loss for the 1997 period compared to the same period in 1996, primarily was attributable to a $1.0 million litigation settlement expense incurred during the 1996 period, relating to the Partnership's investment in In-Store Advertising, Inc. Additionally, a $280,716 decrease in investment income during the 1997 period was partially offset by a $143,238 decrease in operating expenses, including the management fee, as discussed below, and professional fees incurred during the 1997 period compared to the 1996 period. Interest earned from short-term investments declined to $118,572 during the 1997 period from $282,021 for the 1996 period. This decrease primarily resulted from a decline in funds available for investment in short-term securities during the three months ended September 30, 1997 compared to the same period in 1996. Additionally, interest income from portfolio investments decreased by $75,775 resulting from the reduced amount of interest-bearing debt securities held by the Partnership during the 1997 period compared to the same period in 1996. Dividend income also declined by $41,492 due to the sale of the Partnership's investment in Borg-Warner Automotive, which was fully liquidated during the first quarter of 1997.

For the nine months ended September 30, 1997, the Partnership had net investment income of $72,061 compared to a net investment loss of $626,861 for the same period in 1996. The increase in net investment income for the 1997 period compared to the same period in 1996, primarily was attributable to the $1.0 million litigation settlement expense incurred during the 1996 period, as discussed above, partially offset by a $684,846 decrease in investment income for the 1997 period compared to the same period in 1996. Interest earned from short-term investments decreased to $566,469 for the 1997 period from $898,233 for the 1996 period, primarily resulting from a decrease in funds available for investment in short-term securities during the nine months ended September 30, 1997 compared to the same period in 1996. Additionally, interest from portfolio investments decreased by $215,944 resulting from the reduced amount of interest-bearing debt securities held by the Partnership during the 1997 period compared to the same period in 1996. Dividend income also decreased by $137,138 due to the sale of the Partnership's investment in Borg-Warner Automotive, as discussed above. Additionally, operating expenses declined by $383,768 for the 1997 period compared to the same period in 1996, primarily resulting from reduced management fees, as discussed below.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 1997 and 1996, was $43,853 and $158,795, respectively. The management fee for the nine months ended September 30, 1997 and 1996, was $241,337 and $548,104, respectively. The decline in the management fee for the 1997 periods compared to the same periods in 1996 is due to continued portfolio liquidations and subsequent distributions made to Partners.

The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - During the nine months ended September 30, 1997, the Partnership recorded net unrealized gains of $6,297,835, primarily resulting from the net upward revaluation of certain publicly-traded securities. Additionally, during the nine month period, $6,775,659 of unrealized gain was transferred to realized gain in connection with the portfolio investments sold during the period, as discussed above. As a result, unrealized appreciation of investments was reduced by $477,824 for the nine month period.

For the nine months ended September 30, 1996, the Partnership recorded net unrealized gains of $2,559,874, primarily resulting from the net upward revaluation of certain publicly-traded securities. Additionally, during the nine month period, $31,005,326 of unrealized gain was transferred to realized gain in connection with the portfolio investments sold during the period, as discussed above. As a result, unrealized appreciation of investments was reduced by $28,445,452 for the nine month period.

Net Assets - Changes to net assets  resulting from  operations are comprised of
 1) net realized gain or loss from  operations and
2) changes to net unrealized appreciation of portfolio investments.

For the nine months ended September 30, 1997, the Partnership had an $14,705,189 net increase in net assets resulting from operations, comprised of the $15,183,013 net realized gain from operations offset by the $477,824 decrease in unrealized appreciation of investments for the nine month period. At September 30, 1997, the Partnership's net assets were $26,626,152, down $15,296,884 from $41,923,036 million at December 31, 1996. This decrease is the result of the $30,002,073 of cash distributions paid, or accrued, to Partners during the nine months ended September 30, 1997 exceeding the $14,705,189 increase in net assets from operations for the nine month period.

For the nine months ended September 30, 1996, the Partnership had an $18,690,688 net increase in net assets resulting from operations, comprised of the $47,136,140 net realized gain from operations offset by the $28,445,452 decrease in unrealized appreciation of investments for the nine month period. At
September 30, 1996, the Partnership's net assets were $39,667,160, down $40,675,372 from $80,342,532 at December 31, 1995. This decrease is the result of the $59,366,060 of cash distributions paid, or accrued, to Partners during the nine months ended September 30, 1996 exceeding the $18,690,688 increase in net assets from operations for the nine month period.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit at September 30, 1997 and December 31, 1996 was $195 and $323, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Not applicable.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No mater was submitted to a vote of security holders during the period in which this report covers.

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



Date:         November 13, 1997