Form 10-K
period 1997-12-31
ML VENTURE PARTNERS II LP
filed 1998-03-31
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3324232
===============================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                    10281-1326
==============================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 16, 1998, 119,636 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.





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

The Venture Capital Investments

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in its remaining portfolio companies. During the year ended December 31, 1997, the Partnership invested $474,255 in three existing portfolio companies. As of December 31, 1997, the Partnership had invested a total of $116,532,996 in its portfolio of venture capital investments. During the first quarter of 1997, the Partnership provided a $228,926 bridge loan to SPTHOR Corporation, in connection with the Partnership's investment in Horizon Cellular Telephone Company, L.P. During 1997 the Partnership made two follow-on investments in Biocircuits Corporation. The first investment, made on April 14, 1997 for $106,250, was for the purchase of 106,250 shares of the company's common stock, and the second, on July 2, 1997 for $125,000, was for the purchase of an additional 166,667 common shares and a warrant to purchase 166,667 common shares for $.75 per share, expiring on January 2, 1999. Also during 1997, the Partnership satisfied its $370,434 non-interest bearing obligation payable to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P., by making a final payment of $14,079 in November 1997.

As of December 31, 1997, the Partnership's investment portfolio consisted of 13 active investments with a cost of $13,013,680 and a fair value of $17,021,243. From its inception through December 31, 1997, the Partnership has fully or partially liquidated or written-off investments with an aggregate cost basis of $103,519,316. These liquidated investments returned a total of $216,964,477 to the Partnership for a realized gain of $113,445,161. Additionally, the
Partnership earned interest and dividend income from its venture capital investments totaling $4,244,696 from inception to December 31, 1997.

Termination

In July 1997, the Individual General Partners voted to extend the Partnership's originally scheduled termination date of December 31, 1997 for an additional two-year period. As a result, the Partnership's scheduled termination date is December 31, 1999. Pursuant to the Partnership Agreement, the Individual General Partners can extend the term of the Partnership for an additional two-year period, if such extension is determined to be in the best interest of the Partnership.

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

Item 3.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 16, 1998 is 12,898. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for reporting estimated values of limited partnerships and other direct investments on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the new guidelines, Merrill Lynch will report estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. These estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (ii) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year.

The Managing General Partner's estimate of net asset value at December 31, 1997 is $162 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on August 15, 1997. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent services to determine the estimated value. The estimated value provided by the independent valuation services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant's assets over its remaining life.

Cash Distributions

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through December 31, 1997 are listed below:

                                                        Managing            Individual
                                                         General              General               Limited          Per $1,000
Distribution Date                                        Partner             Partners              Partners             Unit
------------------------------------------------    -----------------    ---------------      ----------------      --------
Inception to December 31, 1994                      $       1,400,000     $          0       $      58,800,000       $       490
April 11, 1995                                              2,231,929            2,260               9,000,000                75
October 5, 1995                                             5,000,236              900              27,000,000               225
January 12, 1996                                            2,336,106              400              12,000,000               100
April 26, 1996                                              3,377,898              600              18,000,000               150
July 29, 1996                                               4,238,951              640              19,200,000               160
October 11, 1996                                            2,547,571              400              12,000,000               100
July 11, 1997                                               2,590,089              640              19,200,000               160
October 16, 1997                                              411,084              260               7,800,000                65
                                                    -----------------     ------------       -----------------       -----------
Cumulative totals at December 31, 1997              $      24,133,864     $      6,100       $     183,000,000       $     1,525
                                                    =================     ============       =================       ===========

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1997           1996            1995           1994           1993
                                                       -----------     -----------    -----------    -----------    --------

Net Realized Gain on Investments                       $    15,606     $    46,879    $    41,368    $    18,593    $    10,605

Net Change in Unrealized Appreciation
of Investments                                              (5,873)        (25,245)        12,661        (29,444)         9,430

Net Increase (Decrease) in Net Assets
Resulting from Operations                                    9,786          20,947         54,512        (11,668)        18,581

Cash Distributions to Partners                              30,002          59,366         57,572         17,600         15,600

Cumulative Cash Distributions to Partners                  207,140         177,138        117,772         60,200         42,600

Total Assets                                                21,919          42,268         95,045         83,796        113,087

Net Unrealized Appreciation of Investments                   4,008           9,880         35,125         22,464         51,908

Purchase of Portfolio Investments                              474             207          2,741          2,428          8,050

Cumulative Cost of Portfolio Investments                   116,533         116,059        115,851        113,110        110,682

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized Gain on Investments                          $    103         $   309        $   273          $ 135       $     87

Net Increase (Decrease) in Net Assets
Resulting from Operations                                       64             137            358            (79)           120

Cash Distributions                                             225             410            400            135            130

Cumulative Cash Distributions                                1,525           1,300            890            490            355

Net Unrealized Appreciation of Investments                      26              65            232            148            355

Net Asset Value, Including Net Unrealized
Appreciation of Investments                                    162             323            596            638            852

Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.


Liquidity and Capital Resources

As of December 31, 1997, the Partnership held $2,979,552 in short-term investments with maturities of less than one year and $1,918,335 in an interest-bearing cash account. For the years ended December 31, 1997, 1996 and 1995, the Partnership earned interest from such investments totaling $638,556, $979,803 and $1,062,296, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from these existing cash reserves, from interest and other investment income and from proceeds received from the sale of portfolio investments.

The Partnership will not make any new portfolio investments. Therefore, generally all cash received from the sale of portfolio investments is distributed to Partners as soon as practicable after receipt, and after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies.

During 1997, the Partnership made cash distributions to Partners totaling $30,002,073, including $27,000,000, or $225 per Unit, to the Limited Partners and $3,002,073 to the General Partners. Cumulative cash distributions to Partners as of December 31, 1997 total $207,139,964, including $183,000,000 to the Limited Partners, or $1,525 per $1,000 Unit, and $24,139,964 to the General Partners.

Results of Operations

For the years ended December 31, 1997, 1996 and 1995, the Partnership had a net realized gain from operations of $15,659,055, $46,191,360 and $41,850,542, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss (interest, dividend and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1997, the Partnership had a $15,605,512 net realized gain from its portfolio investments. During 1997, the Partnership liquidated portfolio investments, including positions in several of its publicly-traded securities, for $30,571,957, realizing a gain of $22,400,099. This gain was offset by a $6,794,587 realized loss, resulting from the partial write-off of the Partnership's investments in Biocircuits Corporation, Clarus Medical Systems, Inc., Neocrin Company, Inc. and Horizon Cellular Telephone Company, L.P. See
Note 7 of Notes to Financial Statements for a summary of liquidations by investment completed during 1997.

For the year ended December 31, 1996, the Partnership had a $46,879,092 net realized gain from its portfolio investments. During 1996, the Partnership sold positions in several of its publicly-traded securities for $56,853,362, realizing a gain of $47,763,001. This gain was offset by an $883,909 realized loss, resulting from the write-off of 80% of the Partnership's investment in I.D.E. Corporation.

For the year ended December 31, 1995, the Partnership had a $41,368,447 net realized gain from its portfolio investments. During 1995, the Partnership sold positions in several of its publicly-traded securities for $56,779,615, realizing a gain of $43,339,948. On December 31, 1995, the Partnership wrote-off its $1,822,751 investment in Home Express, Inc. due to financial and operating difficulties at the company. Additionally, during 1995, the Partnership realized a $148,750 loss on its remaining $395,000 investment in Target Vision, Inc., which was sold in 1995 for $246,250 plus interest.

Investment Income and Expenses - For the year ended December 31, 1997, the Partnership had net investment income of $53,543. For the year ended December 31, 1996, the Partnership had a net investment loss of $687,732 and for the year ended December 31, 1995, the Partnership had net investment income of $482,095. The increase in net investment income for 1997 compared to 1996 was the result of a $1,560,580 reduction in operating expenses which was partially offset by a $819,305 decrease in investment income for 1997. The decrease in operating expenses during 1997 primarily was attributable to the $1.0 million litigation settlement expensed in 1996 relating to the Partnership's investment in In-Store Advertising, Inc. The additional $560,580 decrease in operating expenses includes a decrease in the management fee, as discussed below, and a reduction to professional fees and mailing and printing expenses incurred during 1997. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining investments. The decrease in investment income for 1997 compared to 1996 was comprised of a $478,058 decrease in interest and dividend income from portfolio investments and a $341,247 decrease in interest from short-term investments. Interest income from portfolio investments decreased by $303,166 resulting from the reduced amount of interest-bearing debt securities held by the Partnership during 1997 compared to the amount of such securities held during 1996. Dividend income also declined by $174,892 primarily due to the sale of the Partnership's investment in Borg-Warner Automotive, Inc., which was fully liquidated during the first quarter of 1997. Interest earned from short-term investments declined during 1997 primarily due to a decline in funds available for investment in short-term securities during 1997.

The increase in net investment loss for 1996 compared to 1995 was the result of a $746,580 decrease in investment income and a $423,247 increase in operating expenses during 1996 compared to 1995. The decrease in investment income was comprised of a $664,087 decrease in interest and dividend income from portfolio investments and an $82,493 decrease in interest from short-term investments. The decrease in interest and dividend income from portfolio investments for 1996 compared to 1995 primarily was attributable to a one-time dividend from Raytel Medical Corporation totaling $566,025 received in 1995. The decrease in interest income from short-term investments primarily was due to a decrease in funds available for investment in such securities during 1996. The increase in operating expenses during 1996 compared to 1995 primarily was attributable to the $1.0 million litigation settlement expense incurred in 1996 relating to the Partnership's investment in In-Store Advertising. Partially offsetting the increase in litigation expense was a $451,507 decrease in the management fee, as discussed below, and a $143,990 decrease in professional fees, which primarily resulted from reduced legal fees incurred during 1996 in connection with the In-Store Advertising litigation.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1997, 1996 and 1995, was $282,686, $686,493 and $1,138,000, respectively. The decline in the management fee for the years presented primarily resulted from the return of capital included in the cash distributions made to Partners during such years. The management fee is expected to decline to its $200,000 minimum fee for 1998 and future years. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the periods presented were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the year ended December 31, 1997, the Partnership increased the fair value of its portfolio of investments on a net basis by $1,200,665. Additionally during 1997, a net $7,073,490 was transferred from unrealized gain to realized gain relating to portfolio investments sold and written-off during 1997, as discussed above. As a result, unrealized appreciation of investments was reduced by $5,872,825 for 1997.

During the year ended December 31, 1996, the Partnership increased the fair value of its portfolio of investments on a net basis by $4,876,621. Additionally during 1996, a net $30,121,417 of unrealized gain was transferred to realized gain relating to portfolio investments sold and written-off during 1996, as discussed above. As a result, unrealized appreciation of investments was reduced by $25,244,796 for 1996.

During the year ended December 31, 1995, the Partnership increased the fair value of its portfolio of investments on a net basis by $37,867,207. Additionally during 1995, a net $25,205,865 of unrealized gain was transferred to realized gain relating to portfolio investments sold and written-off during 1995, as discussed above. As a result, unrealized appreciation of investments was increased by $12,661,342 for 1995.

     Net Assets - Changes to net assets resulting from operations is comprised of 1) net realized gains and losses from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

For the the year ended December 31, 1997, the Partnership had a $9,786,230 net increase in net assets resulting from operations, comprised of the $15,659,055 net realized gain from operations offset by the $5,872,825 decrease in unrealized appreciation of investments for the year. As of December 31, 1997, the Partnership's net assets were $21,707,193, down $20,215,843 from $41,923,036 million as of December 31, 1996. This decrease is the result of the $30,002,073 of cash distributions paid to Partners during 1997 exceeding the $9,786,230 increase in net assets from operations for 1997.

For the year ended December 31, 1996, the Partnership had a $20,946,564 net increase in net assets resulting from operations, comprised of the $46,191,360 net realized gain from operations partially offset by the $25,244,796 decrease in unrealized appreciation of investments for 1996. As of December 31, 1996, the Partnership's net assets were $41,923,036, down $38,419,496 from $80,342,532 as of December 31, 1995. This decrease resulted from the $59,366,060 of cash distributions, accrued or paid to Partners during 1996, exceeding the $20,946,564 net increase in net assets resulting from operations for 1996.

For the year ended December 31, 1995, the Partnership had a $54,511,884 net increase in net assets resulting from operations, comprised of the $41,850,542 net realized gain from operations and the $12,661,342 increase in unrealized appreciation of investments for 1995. As of December 31, 1995, the Partnership's net assets were $80,342,532, down $3,059,947 from $83,402,479 as of December 31,
1994. This $3,059,947 decrease resulted from the $57,571,831 of cash distributions, accrued or paid to Partners during 1995, exceeding the $54,511,884 net increase in net assets resulting from operations for 1995.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 1997, 1996 and 1995, was $162, $323, and $596, respectively.

Item 8.       Financial Statements and Supplementary Data.


                          ML VENTURE PARTNERS II, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Schedule of Portfolio Investments as of December 31, 1997

Schedule of Portfolio Investments as of December 31, 1996

Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Venture Partners II, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1997 and 1996 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. as of December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $16,497,000 and $37,386,258 as of December 31, 1997 and 1996, respectively, representing 76% and 89% of net assets, respectively, whose values have been estimated by the Sub-Manager under the supervision of the Individual General
Partners   and  the  Managing   General   Partner  in  the  absence  of  readily
ascertainable market values. We have reviewed the procedures used by the Sub-Manager in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP

New York, New York
February 20, 1998

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS
December 31,


                                                                                                1997                 1996
                                                                                          ----------------     ----------
ASSETS

Portfolio investments, at fair value (cost $13,013,680 as of
   December 31, 1997 and $27,505,870 as of December 31, 1996)                             $     17,021,243     $     37,386,258
Short-term investments, at amortized cost                                                        2,979,552            4,486,402
Cash and cash equivalents                                                                        1,918,335              346,129
Accrued interest receivable                                                                              -               49,442
                                                                                          ----------------     ----------------
TOTAL ASSETS                                                                              $     21,919,130     $     42,268,231
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $        144,890     $        183,406
Due to Management Company                                                                           41,349              138,389
Due to Independent General Partners                                                                 25,698               23,400
                                                                                          ----------------     ----------------
   Total liabilities                                                                               211,937              345,195
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                         1,416,952            1,158,769
Individual General Partners                                                                            543                1,029
Limited Partners (120,000 Units)                                                                16,282,135           30,882,850
Unallocated net unrealized appreciation of investments                                           4,007,563            9,880,388
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      21,707,193           41,923,036
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     21,919,130     $     42,268,231
                                                                                          ================     ================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(B)(C)
   401,734 shares of Common Stock                                         May 1991            $      468,051    $       175,759
   2,000,000 shares of Preferred Stock                                                             1,000,000            218,750
   Warrants to purchase 166,667 shares of Common Stock
     at $.75 per share, expiring 1/2/99                                                               20,833                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          6,609,375
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc. (D)
   144,039 shares of Common Stock                                         May 1995                    39,579            216,059
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986             41,416
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*(B)(E)
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc.(A)(I)
152,507 shares of Common Stock                                            Feb. 1989                  192,504            524,243
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)(B)(F)
60,000 shares of Common Stock                                             May 1992                    12,000            618,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          4,802,557
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:(B)(G)
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                     5,073              5,073
   5.67% Bridge Loan                                                                                   9,271              9,271
   34.5 shares of Common Stock                                                                       154,806            154,806
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*(B)(H)
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226          1,148,135
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1997


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Raytel Medical Corporation(A)(B)
62,500 shares of Common Stock                                             Feb. 1990           $      241,639    $       581,250
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            220,396
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*(I)
80% Limited Partnership interest                                          May 1988                 1,335,625            758,390
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments(J)                                                                $   13,013,680    $    17,021,243
                                                                                              ---------------------------------

Supplemental Information: Liquidated Portfolio Investments(K)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Allez, Inc.                                           1992            $     1,781,320       $   (1,781,320)     $             0
Amdahl Corporation (Key Computer)                     1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                      1990                  2,000,000           (1,999,999)                   1
BBN Advanced Computer Partners, L.P.                  1990                    868,428             (864,028)               4,400
BBN Integrated Switch Partners, L.P.                  1990-1992             5,022,380           (4,822,797)             199,583
Biocircuits Corporation(B)                            1997                  1,164,867           (1,164,867)                   0
Borg-Warner Automotive, Inc.(B)                       1994-1997             2,500,000           14,628,202           17,128,202
Business Depot, Ltd.                                  1994                  1,214,184            1,539,475            2,753,659
CellPro, Incorporated                                 1994-1996             1,560,944           15,999,505           17,560,449
Children's Discovery Centers of America, Inc.         1995                  2,000,259             (236,187)           1,764,072
Clarus Medical Systems(B)                             1997                  1,388,620           (1,388,620)                   0
Communications International, Inc.                    1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                           1990-1991             1,131,070           (1,131,069)                   1
Corporate Express, Inc.(B)                            1994-1997             2,987,912           25,499,494           28,487,406
Data Recording Systems, Inc.                          1988                  1,615,129           (1,499,999)             115,130
Eckerd Corporation                                    1995                    857,004            2,019,272            2,876,276
Elantec, Inc.(B)                                      1993-1997             1,412,118            2,105,168            3,517,286
Everex Systems, Inc.                                  1991-1992               750,000              447,606            1,197,606
-------------------------------------------------------------------------------------------------------------------------------
Hoffman & Company, L.P.                               1993                     40,000              (40,000)                   0
-------------------------------------------------------------------------------------------------------------------------------





ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1997

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.                                    1995            $     1,822,751       $   (1,822,751)     $             0
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.(B)           1996-1997             3,509,776            1,684,582            5,194,358
IDE Corporation                                       1996                    883,909             (883,909)                   0
-------------------------------------------------------------------------------------------------------------------------------
IDEC Pharmaceuticals Corporation(B)                   1994-1997             4,261,036            8,377,068           12,638,104
-------------------------------------------------------------------------------------------------------------------------------
Inference Corporation                                 1995-1996               849,362            3,280,433            4,129,795
-------------------------------------------------------------------------------------------------------------------------------
In-Store Advertising, Inc.                            1992                  2,259,741           (2,259,741)                   0
-------------------------------------------------------------------------------------------------------------------------------
InteLock Corporation                                  1992                  1,254,125           (1,251,274)               2,851
Komag, Incorporated                                   1991-1995             2,365,237            4,477,842            6,843,079
-------------------------------------------------------------------------------------------------------------------------------
Ligand Pharmaceuticals Inc.                           1992-1996             1,414,435            4,227,245            5,641,680
-------------------------------------------------------------------------------------------------------------------------------
Magnesys                                              1989                  1,440,997           (1,412,049)              28,948
Meteor Message Corporation                            1990                  1,501,048           (1,501,047)                   1
-------------------------------------------------------------------------------------------------------------------------------
Micro Linear Corporation                              1994-1995             1,120,300            2,897,886            4,018,186
-------------------------------------------------------------------------------------------------------------------------------
Mobile Telecommunications
   Technologies Corporation                           1995                  1,558,155            3,439,923            4,998,078
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company(B)                                    1996-1997             3,840,560           (3,840,560)                   0
-------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.                                     1994-1996             2,657,000            9,353,722           12,010,722
-------------------------------------------------------------------------------------------------------------------------------
Ogle Resources, Inc.                                  1993                  1,974,286           (1,974,186)                 100
-------------------------------------------------------------------------------------------------------------------------------
Pandora Industries, Inc.                              1990                  2,060,139           (2,060,138)                   1
-------------------------------------------------------------------------------------------------------------------------------
Pyxis Corporation                                     1993                    634,598            7,169,424            7,804,022
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corp.(B)                               1996-1997             1,807,664            4,370,155            6,177,819
R-Byte Inc.                                           1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.                       1991-1995             2,678,135           30,203,091           32,881,226
Research Applications, Inc.                           1994                    100,000             (100,000)                   0
Ringer Corporation                                    1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries                                      1991-1992             1,600,150           (1,555,149)              45,001
Sanderling Biomedical, L.P.(B)                        1995-1997               471,871            1,944,061            2,415,932
Saxpy Computer Corporation                            1988                  2,000,000           (2,000,000)                   0
SDL, Inc.                                             1993-1996             4,757,265           10,502,531           15,259,796
SF2 Corporation                                       1991-1994             2,193,293           (1,856,570)             336,723





ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1997

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Shared Resource Exchange, Inc.                        1990-1994       $       999,999       $     (999,998)     $             1
Special Situations, Inc.                              1988                    215,000             (187,175)              27,825
Storage Technology Corporation                        1990                  2,174,000            1,466,802            3,640,802
-------------------------------------------------------------------------------------------------------------------------------
Target Vision, Inc.                                   1992-1995             1,500,000           (1,253,750)             246,250
-------------------------------------------------------------------------------------------------------------------------------
TCOM Systems, Inc.                                    1990-1992             4,715,384           (4,711,536)               3,848
-------------------------------------------------------------------------------------------------------------------------------
Telecom USA, Inc.                                     1989                  5,000,000            3,361,778            8,361,778
-------------------------------------------------------------------------------------------------------------------------------
Touch Communications Incorporated                     1991                  1,119,693           (1,119,693)                   0
Viasoft, Inc.                                         1995-1996               915,348            2,801,429            3,716,777
-------------------------------------------------------------------------------------------------------------------------------

Totals from Liquidated Portfolio Investments                          $   103,519,316       $  113,445,161     $    216,964,477
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  117,452,724     $    233,985,720
                                                                      =========================================================

(A)  Public company

(B) During 1997, the Partnership sold or wrote-off equity securities of such company. See Note 7 of Notes to Financial Statements for summarized information.

(C) The preferred shares of Biocircuits Corporation held by the Partnership are convertible into common shares of the company at a ratio of 4 shares of preferred stock for 1 share of common stock. During 1997, the Partnership made two follow-on investments in Biocircuits, the first on April 14, 1997 for $106,250, acquiring an additional 106,250 shares of the company's common stock, and the second on July 2, 1997 for $125,000, acquiring an additional 166,667 shares of the company's common stock and a warrant to purchase 166,667 shares of common stock for $.75 per share, expiring on 1/2/99. Additionally, on April 15, 1997, the Partnership's warrant to purchase 594,000 shares of Biocircuits preferred stock for $.60 per share, expired unexercised.

(D) In December 1997, the Partnership exchanged its warrant to purchase 4,846 common shares at $.40 per share for 3,554 common shares of Brightware.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1997

(E) On July 31, 1997, the Partnership's warrant to purchase 4,048 shares of Clarus Medical Systems, Inc. common stock for $18.75 per share, expired unexercised.

(F) In January 1997, Corporate Express, Inc. issued a 50% stock dividend resulting in the receipt by the Partnership of an additional 60,252 shares of the company's common stock. Additionally, the Partnership sold 120,755 shares of Corporate Express during 1997. See Note 7 of Notes to Financial Statements.

(G) During the first quarter of 1997, the Partnership received cash proceeds totaling $2,213,626 covering interest and principal on promissory notes due from HCTC Investment, L.P. and SPTHOR Corporation, net of certain reclassifications of prior payments. Additionally, during 1997, the Partnership received an additional $2,085,252, plus interest of $14,873 from the sale of options in connection with its investment in HCTC/SPTHOR.

(H) In February 1997, Neocrin Company effected a one-for-ten reverse stock split of the company's common stock and preferred stock. Additionally, in connection with a financial restructuring of the company completed in 1997, the Partnership's warrants to purchase 92,205 common shares of Neocrin were canceled and the Partnership wrote-off $3,840,430 of its $4,203,808 investment in the company. See Note 7 of Notes to Financial Statements.

(I) During 1997, the Partnership received three in-kind distributions of common stock from Sanderling Biomedical, L.P. The first was in July 1997 for 4,645 shares of Graham Fields International, the second in September 1997 for 59,685 shares of Vical, Inc. and the third in October 1997 for 152,507 shares of CoCensys, Inc. The Graham Fields and Vical shares were subsequently sold during 1997. See Note 7 of Notes to Financial Statements.

(J) During 1997, the Partnership received two in-kind distributions of common shares of IDEC Pharmaceuticals Corporation from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. as final liquidating distributions. The first was in March 1997 for 347,826 shares and the second was in May 1997 for 129,407 shares. All 477,233 were subsequently sold during 1997. Also during 1997, the Partnership completed the liquidation of its investments in Borg-Warner Automotive, Inc. and Elantec, Inc. See Note 7 of Notes to Financial Statements.

(K)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1997.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.



See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

Active Portfolio Investments:
                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
128,817 shares of Common Stock                                            May 1991            $    1,422,501    $       187,171
2,000,000 shares of Preferred Stock                                                                1,000,000            726,500
Warrants to purchase 594,000 shares of Preferred Stock at
   $.60 per share, expiring on 4/15/97                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Automotive, Inc.*(A)
251,694 shares of Common Stock                                            Sept. 1988               1,258,470          7,267,664
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          4,031,250
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   140,485 shares of Common Stock                                         Apr. 1993                   39,252             84,291
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138              7,748
   Warrants to purchase 4,846 shares of Common Stock
     at $.40 per share, expiring on 12/16/97                                                             327                969
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986              3,986
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                2,389,168            895,152
Warrants to purchase 4,048 shares of Common Stock
   at $18.75 per share, expiring on 7/31/97                                                                0                  0
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)
120,503 shares of Common Stock                                            May 1992                    36,150          2,837,894
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,691,266
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.(A)
23,245 shares of Common Stock                                             Aug. 1988                   60,437             81,655
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P:
   HCTC Investment, L.P.
   10% Promissory Note due 3/26/98                                        May 1992                 1,926,168          1,926,168
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                   580,760            580,760
   34.5 shares of Common Stock                                                                       215,625          2,188,625
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1996

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
IDEC Pharmaceuticals Corporation(A)
   ML/MS Associates, L.P.*
   34.4% Limited Partnership interest                                     June 1989           $    3,960,000    $     6,750,656
   MLMS Cancer Research, Inc.*
   400,000 shares of Common Stock                                         July 1989                   69,566             68,184
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*
484,300 shares of Preferred Stock                                         June 1991                4,203,716            193,720
Warrants to purchase 922,050 shares of Common Stock
   at $.40 per share, expiring on 1/3/01                                                                  92                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,235 shares of Common Stock                                            Sept. 1988               2,452,226          2,593,934
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
100,000 shares of Common Stock                                            Feb. 1990                  386,622            557,483
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            206,411
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,786,643          2,504,771
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                      $   27,505,870    $    37,386,258
                                                                                              ---------------------------------


Supplemental Information:  Liquidated Portfolio Investments

                                                                            Cost            Realized Gain             Return

Totals from Liquidated Portfolio Investments                          $    88,552,870       $   97,839,649     $    186,392,519
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

(A)  Public company

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                               1997               1996               1995
                                                                         ---------------     ---------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:

   Interest from short-term investments                                  $       638,556    $        979,803   $      1,062,296
   Interest and other income from portfolio investments                           27,270             330,436            374,344
   Dividend income                                                                37,754             212,646            832,825
                                                                         ---------------    ----------------   ----------------
   Total investment income                                                       703,580           1,522,885          2,269,465
                                                                         ---------------    ----------------   ----------------

   Expenses:

   Management fee                                                                282,686             686,493          1,138,000
   Professional fees                                                             140,089             175,434            319,424
   Mailing and printing                                                          126,589             220,877            211,662
   Independent General Partners' fees                                             94,663             109,262            103,049
   Custodial fees                                                                    373              13,930             14,602
   Miscellaneous                                                                   5,637               4,621                633
   Litigation settlement                                                               -           1,000,000                  -
                                                                         ---------------    ----------------   ----------------
   Total investment expenses                                                     650,037           2,210,617          1,787,370
                                                                         ---------------    ----------------   ----------------

NET INVESTMENT INCOME (LOSS)                                                      53,543            (687,732)           482,095

Net realized gain from portfolio investments                                  15,605,512          46,879,092         41,368,447
                                                                         ---------------    ----------------   ----------------

NET REALIZED GAIN FROM OPERATIONS                                             15,659,055          46,191,360         41,850,542

Net change in unrealized appreciation of investments                          (5,872,825)        (25,244,796)        12,661,342
                                                                         ---------------    ----------------   ----------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                             $     9,786,230    $     20,946,564   $     54,511,884
                                                                         ===============    ================   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                               1997               1996                1995
                                                                         ---------------     ---------------   -----------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                             $        53,543     $      (687,732)  $        482,095

Adjustments to reconcile net investment income (loss) to cash provided from (used for) operating activities:

Decrease (increase) in accrued interest receivable                                49,442             820,735            (55,706)
Decrease (increase) in accrued interest on short-term
   investments                                                                    19,695             (10,369)            (8,190)
Decrease in payables                                                            (133,258)            (21,176)           (27,451)
                                                                         ---------------     ---------------   ----------------
Cash provided from (used for) operating activities                               (10,578)            101,458            390,748
                                                                         ---------------     ---------------   ----------------

CASH FLOWS PROVIDED FROM INVESTING
   ACTIVITIES

Net return (purchase) of short-term investments                                1,487,155          12,893,395        (10,426,139)
Cost of portfolio investments purchased                                         (474,255)           (207,111)        (2,741,249)
Deposits released from (placed in) escrow                                              -             184,502           (184,502)
Net proceeds from the sale of portfolio investments                           28,190,298          59,663,087         54,223,795
Repayment of investments in notes                                              2,381,659             727,447          2,019,721
                                                                         ---------------     ---------------   ----------------
Cash provided from investing activities                                       31,584,857          73,261,320         42,891,626
                                                                         ---------------     ---------------   ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                               (30,002,073)        (73,702,566)       (43,235,325)
                                                                         ---------------     ---------------   ----------------

Increase (decrease) in cash and cash equivalents                               1,572,206            (339,788)            47,049
Cash and cash equivalents at beginning of year                                   346,129             685,917            638,868
                                                                         ---------------     ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                               $     1,918,335     $       346,129   $        685,917
                                                                         ===============     ===============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1995, 1996 and 1997

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance as of December 31, 1994        $   2,191,479      $ 3,917       $   58,743,241      $   22,463,842     $     83,402,479
Cash distributions, paid April 11,
1995 and October 5, 1995                  (7,232,165)      (3,160)         (36,000,000)                  -          (43,235,325)
Cash distribution, paid
January 12, 1996                          (2,336,106)        (400)         (12,000,000)                  -          (14,336,506)
Net investment income                        243,840            7              238,248                   -              482,095
Net realized gain on investments           8,604,637        1,093           32,762,717                   -           41,368,447
Net change in unrealized
appreciation of investments                        -            -                    -          12,661,342           12,661,342
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1995            1,471,685        1,457           43,744,206(A)       35,125,184           80,342,532
Cash distributions, paid April 26,
1996, July 29, 1996 and
October 11, 1996                         (10,164,420)      (1,640)         (49,200,000)                  -          (59,366,060)
Net investment income (loss)                 100,653          (26)            (788,359)                  -             (687,732)
Net realized gain on investments           9,750,851        1,238           37,127,003                   -           46,879,092
Net change in unrealized
appreciation on investments                        -            -                    -         (25,244,796)         (25,244,796)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1996            1,158,769        1,029           30,882,850(A)        9,880,388           41,923,036
Cash distribution, paid July 11, 1997     (2,590,089)        (640)         (19,200,000)                  -          (21,790,729)
Cash distribution, paid
October 16, 1997                            (411,084)        (260)          (7,800,000)                  -           (8,211,344)
Net investment income                         13,410            2               40,131                   -               53,543
Net realized gain on investments           3,245,946          412           12,359,154                   -           15,605,512
Net change in unrealized
appreciation on investments                        -            -                    -          (5,872,825)          (5,872,825)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1997        $   1,416,952      $   543       $   16,282,135(A)   $    4,007,563     $     21,707,193
                                       =============      =======       ==============      ==============     ================

(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $162, $323 and $596 as of December 31, 1997, 1996 and 1995, respectively. Cumulative cash distributions paid, or payable, to Limited Partners from inception to December 31, 1997, 1996 and 1995 totaled $1,525, $1,300 and $890 per Unit, respectively.

See notes to financial statements

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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. In July 1997, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate on December 31, 1999. In addition, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $4 million as of December 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1997, timing differences of approximately $6.8 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to December 31, 1997, the Partnership had a $117.7 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.2 million.

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

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $21,000 annually in quarterly installments, $1,500 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,500 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General
Partners). Such amounts were increased beginning on July 1, 1997 from the previous amounts received by the Independent General Partners of $20,000 for the annual fee and $1,400 for each meeting attended. The annual fee will revert back to $20,000 effective on January 1, 1998.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

6.       Commitments

The Partnership satisfied its $370,434 non-interest bearing obligation payable to MLMS Cancer Research, Inc., the general partner of ML/MS Associates, L.P., by making a final payment of $14,079 in November 1997.

7.       Portfolio Investments

During 1997 the Partnership fully or partially liquidated the following portfolio securities:

                                                                                               Realized
Company                                                  Shares Sold          Cost            Gain (Loss)           Return

Biocircuits Corporation - partial write-off                    n/a      $    1,164,867      $   (1,164,867)    $             0
Borg-Warner Automotive, Inc.                               251,694           1,258,470           8,381,410           9,639,880
Clarus Medical Systems, Inc. - partial write-off               n/a           1,388,620          (1,388,620)                  0
Corporate Express, Inc.                                    120,755              24,150           2,561,946           2,586,096
Elantec, Inc.                                               23,245              60,437              32,945              93,382
Graham Fields International (Sanderling)                     4,645             113,964             (50,960)             63,004
IDEC Pharmaceuticals Corporation                           477,233           4,043,645           8,594,459          12,638,104
HCTC Investment, L.P. - sale of options                        n/a                   0           2,085,252           2,085,252
HCTC / SPTHOR  - note repayment                                n/a           2,381,659                   0           2,381,659
HCTC Investment, L.P. - partial write-off                      n/a             400,670            (400,670)                  0
Neocrin Company - partial write-off                            n/a           3,840,430          (3,840,430)                  0
Raytel Medical Corporation                                  37,500             144,983                   0             144,983
Vical, Inc.  (Sanderling)                                   59,685             144,550             795,047             939,597
                                                                        --------------      --------------    ----------------
Total                                                                   $   14,966,445      $   15,605,512    $     30,571,957
                                                                        --------------      --------------    ----------------

8.   Cash Distributions

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through December 31, 1997 are listed below:

                                                      Managing          Individual
                                                       General            General               Limited             Per $1,000
Distribution Date                                      Partner           Partners              Partners                Unit
------------------------------------------------  ---------------     --------------        ----------------       --------
Inception to December 31, 1994                    $     1,400,000      $           0      $       58,800,000        $       490
April 11, 1995                                          2,231,929              2,260               9,000,000                 75
October 5, 1995                                         5,000,236                900              27,000,000                225
January 12, 1996                                        2,336,106                400              12,000,000                100
April 26, 1996                                          3,377,898                600              18,000,000                150
July 29, 1996                                           4,238,951                640              19,200,000                160
October 11, 1996                                        2,547,571                400              12,000,000                100
July 11, 1997                                           2,590,089                640              19,200,000                160
October 16, 1997                                          411,084                260               7,800,000                 65
                                                  ---------------      -------------      ------------------        -----------
Cumulative totals at December 31, 1997            $    24,133,864      $       6,100      $      183,000,000        $     1,525
                                                  ===============      =============      ==================        ===========

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued


9.     Litigation Settlement

During 1996, the Partnership settled an action in which it was named as a defendant, along with other entities and individuals, in respect of its ownership of securities of In-Store Advertising, Inc. ("ISA"). The action was a purported class action suit wherein the plaintiffs, who purchased shares of ISA in its July 19, 1990 initial public offering through November 8, 1990, alleged violations under certain sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and common law. The plaintiffs sought rescission of their purchases of ISA common stock together with damages and certain costs and expenses. In connection with the settlement, the Partnership delivered
$1,000,000 into escrow on September 20, 1996, representing its share of the settlement agreement. On December 18, 1996, the court entered an order approving the settlement and dismissing the action against the Partnership and the other defendants involved in the settlement. Additionally, the Partnership incurred legal expenses totaling approximately $246,000 related to the litigation.

10.    Classification of Portfolio Investments

As of December 31, 1997, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    9,299,785        $    15,134,607         69.72%
Limited Partnerships                                 1,335,625                758,390          3.49%
Preferred Stock                                      2,363,926              1,113,902          5.13%
Debt Securities                                         14,344                 14,344        .07%
                                                --------------        ---------------    --------
Total                                           $   13,013,680        $    17,021,243         78.41%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,512,548        $     8,122,527         37.42%
Western U.S.                                         6,118,959              3,927,009         18.09%
Eastern U.S.                                         3,382,173              4,971,707         22.90%
                                                --------------        ---------------         ------
Total                                           $   13,013,680        $    17,021,243         78.41%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     7,227,375         33.30%
Biotechnology                                        4,514,152              6,085,190         28.03%
Semiconductors/Electronics                           2,452,226              1,148,135          5.29%
Medical Devices and Services                         3,094,449              2,091,307          9.63%
Telecommunications                                     169,150                169,150           .78%
Computer Hardware/Software                             271,703                300,086          1.38%
                                                --------------        ---------------       --------
Total                                           $   13,013,680        $    17,021,243         78.41%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS - continued


11.    Short-Term Investments


As of December 31, 1997 and 1996, the Partnership had short-term investments in commercial paper as detailed below.

                                                           Maturity          Purchase          Amortized            Value at
Issuer                                          Yield        Date              Price             Cost               Maturity

December 31, 1997:
International Lease Finance                    5.55%        1/15/98     $     1,480,344     $     1,496,532    $      1,500,000

National Rule                                  5.66%        3/13/98           1,474,766           1,483,020           1,500,000
                                                                        ---------------     ---------------    ----------------

Total as of December 31, 1997                                           $     2,955,110     $     2,979,552    $      3,000,000
                                                                        ===============     ===============    ================

December 31, 1996:
Korean Development Bank                        5.35%        1/17/97     $     2,960,767     $     2,992,421    $      3,000,000

Japan Leasing                                  5.35%        1/27/97           1,481,498           1,493,981           1,500,000
                                                                        ---------------     ---------------    ----------------

Total as of December 31, 1996                                           $     4,442,265     $     4,486,402    $      4,500,000
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

Individual General Partners

Dr. Steward S. Flaschen (1)
592 Weed Street
New Canaan, Connecticut 06840
Age 71
Individual General Partner since 1987
Units of the Partnership beneficially owned at March 16, 1998 - None (3)
         President of Flaschen & Davies, a management consulting firm, since 1986; Corporate Senior Vice President and member of the Management Policy Board of ITT Corporation from 1982 to 1986 and General Technical Director from 1969 to 1986; Chairman of Telco Systems Inc. from 1990 to present; Chairman of TranSwitch Corp. from 1989 to present; Director of Sipex Corp. from 1996 to present.

Jerome Jacobson (1)
4200 Massachusetts Avenue, N.W.
Washington, D.C. 20016
Age 76
Individual General Partner since 1987
Units of the Partnership beneficially owned at March 16, 1998 - None (3)
         President of Economic Studies Inc., an economic consulting firm, since 1984; Vice Chairman and a director of the Burroughs Corporation from 1980 to 1984; Director of Cerplex Group, Inc., and Datawatch Inc.

William M. Kelly (1)
40 Wall Street
New York, New York 10005
Age 54
Individual General Partner since 1991
Units of the Partnership beneficially owned at March 16, 1998 - None (3)
         Managing Associate of Lingold Associates, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Director of First Eagle Fund of America since 1998 and First Eagle International Fund from 1994 to present.

Kevin K. Albert (2)
World Financial Center
North Tower
New York, New York 10281-1326
Age 45
Individual General Partner since 1990
Units of the Partnership beneficially owned at March 16, 1998 - None (3)
         Director and President of the Management Company; Managing Director of Merrill Lynch Investment Banking Division ("MLIBK") since 1988.

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

Robert F. Aufenanger
Executive Vice President and Director
Age 44
Officer or Director since 1990
         Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Michael E. Lurie
Vice President and Director
Age 54
Officer or Director since 1995
     First Vice President of Merrill Lynch & Co. Corporate Credit and Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions related to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee.

Diane T. Herte
Vice President and Treasurer
Age 37
Officer or Director since 1995
         Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner.

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

The Sub-Manager is a wholly-owned subsidiary of DLJ Capital Corporation ("DLJ Capital"). DLJ Capital, which was founded in 1969, has established nine institutional venture capital funds ("Sprout Funds") and several smaller funds, with total committed capital of over $800 million. Six of such institutional funds, with capital exceeding $750 million, are currently operating. As of December 31, 1997, DLJ Capital's most recent limited partnership is Sprout Capital VII, L.P., which was established in 1994 with an excess of 75 percent of its $250 million capital provided by participants in earlier Sprout Funds. Sprout Capital VIII, L.P., a $750 million fund, was scheduled to close after year end. DLJ Capital's principal office is located at 277 Park Avenue, New York, New York 10172, and it maintains additional offices in Menlo Park, California and Boston, Massachusetts.

The following table sets forth information concerning the directors, principal executive officers and other officers of the Sub-Manager. Unless otherwise noted, the address of each such person is 277 Park Avenue, New York, New York 10172.

Richard E. Kroon
President, Chief Executive Officer and Director
Age 55
Officer or Director since 1977
         Managing General Partner of Sprout Group, the venture capital affiliate of DLJ since 1981.

Janet A. Hickey
Senior Vice President
Age 52
Officer or Director since 1985
         General Partner of Sprout Group since 1985; Vice President and Manager of Venture Capital Division of General Electric Investment Corp. from 1970 to 1985.

Keith B. Geeslin(1)
Senior Vice President
Age 44
Officer or Director since 1984
         General Partner of Sprout Group since 1986.

Dr. Robert E. Curry(1)
Vice President
Age 51
Officer or Director since 1991
         President and Director of the Management Company from 1989 to 1991; Managing Director of MLIBK from 1990 to 1991; President of Merrill Lynch R&D Management Inc. ("ML R&D") from 1990 to 1991, Vice President of ML R&D from 1984 to 1990 and Director of ML R&D from 1987 to 1991; General Partner of Sprout Group since 1991.

Robert Finzi(1)
Vice Presid
ent
Age 44
Officer or Director since 1991
         Vice President of the Management Company from 1985 to 1991; Associate with Menlo Ventures from 1983 to 1984; General Partner of Sprout
         Group since 1991.

Anthony F. Daddino
Vice President and Director
Age 57
Officer or Director since 1989
         Director, Executive Vice President and Chief Financial Officer of DLJ.

Marjorie S. White
Secretary, Treasurer and Director
Age 44
Officer  or Director since 1997 Vice President and Secretary of DLJ.

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

Item 11.      Executive Compensation.

Compensation - Beginning on July 1, 1997, the Partnership paid each Independent General Partner an annual fee of $21,000 in quarterly installments plus $1,500 for each meeting of the Individual General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by the Individual General Partner is required. The Partnership pays all actual out-of-pocket expenses incurred by the Independent General
Partners relating to attendance at such meetings. The Independent General Partners receive $1,500 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. The fees paid to the Independent General Partners were increased on July 1, 1997 from the previously paid amounts of $20,000 for the annual fee and $1,400 for each meeting attended. Beginning on January 1, 1998, the annual fee will revert back to $20,000. For the year ended December 31, 1997, the aggregate fees and expenses paid by the Partnership to the Independent General Partners totaled $94,663.

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

For its fiscal year ended December 31, 1997, the Partnership had a net realized gain of $15,605,512 from the liquidation of certain portfolio investments. On a cumulative basis, from inception to December 31, 1997, the Partnership had $117,689,857 of net realized gains and investment income from its portfolio of venture capital investments. The Partnership made two cash distributions during 1997 totaling $27,000,000 to Limited Partners and $3,002,073 to the General Partners.

Management Fee - Pursuant to the Management Agreement, the Partnership pays the Management Company a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed to the Partners and realized capital losses, with a minimum annual fee of $200,000. Such fee is payable quarterly based on the adjusted capital contributions, as described above, at the end of the preceding calendar quarter. As described previously, the Management Company has entered into a Sub-Management Agreement with DLJ, pursuant to which the Management Company compensates DLJ for management services. For the year ended December 31, 1997, management fees incurred by the Partnership to the Management Company aggregated $282,686.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Reference  is  made  to  Item  10  "Individual   General  Partners"   concerning
information with respect to security ownership.

As of March 16, 1998, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own an aggregate of 134 Units of the Partnership and Merrill Lynch Pierce Fenner & Smith, Incorporated owns 230 Units. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

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

                    Balance Sheets as of December 31, 1997 and 1996

                    Schedule of Portfolio Investments as of December 31, 1997

                    Schedule of Portfolio Investments as of December 31, 1996

                    Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                    Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                    Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.


         ML VENTURE PARTNERS II, L.P.


         /s/   Kevin K. Albert
By:      Kevin K. Albert
         Individual General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1998.


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