Form 10-Q
period 1998-03-31
ML VENTURE PARTNERS II LP
filed 1998-05-15
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of March 31, 1998 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                     March 31, 1998             December 31,
                                                                                        (Unaudited)                 1997
ASSETS
Portfolio investments, at fair value (cost $13,013,680  as of
   March 31, 1998 and December 31, 1997)                                            $      18,022,826        $       17,021,243
Short-term investments, at amortized cost                                                   4,462,071                 2,979,552
Cash and cash equivalents                                                                     377,015                 1,918,335
Accounts receivable                                                                             4,399                         -
                                                                                    -----------------        ------------------
TOTAL ASSETS                                                                        $      22,866,311        $       21,919,130
                                                                                    =================        ==================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                               $         144,455        $          144,890
Due to Management Company                                                                      50,000                    41,349
Due to Independent General Partners                                                            24,000                    25,698
                                                                                    -----------------        ------------------
   Total liabilities                                                                          218,455                   211,937
                                                                                    -----------------        ------------------

Partners' Capital:
Managing General Partner                                                                    1,416,343                 1,416,952
Individual General Partners                                                                       541                       543
Limited Partners (120,000 Units)                                                           16,221,826                16,282,135
Unallocated net unrealized appreciation of investments                                      5,009,146                 4,007,563
                                                                                    -----------------        ------------------
   Total partners' capital                                                                 22,647,856                21,707,193
                                                                                    -----------------        ------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $      22,866,311        $       21,919,130
                                                                                    =================        ==================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 1998

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)(B)
   160,693 shares of Common Stock                                         May 1991            $      468,051    $       118,009
   2,000,000 shares of Preferred Stock                                                             1,000,000            146,875
   Warrants to purchase 66,667 shares of Common Stock
     at $1.875 per share, expiring 1/2/99                                                             20,833                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          7,382,813
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   144,039 shares of Common Stock                                         May 1995                    39,579            216,059
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986             41,416
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc.(A)
152,507 shares of Common Stock                                            Feb. 1989                  192,504            303,584
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc.(A)
60,000 shares of Common Stock                                             May 1992                    12,000            478,512
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          5,657,807
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   SPTHOR Corporation
   10% Promissory Note                                                    May 1992                     5,073              5,073
   5.67% Bridge Loan                                                                                   9,271              9,271
   34.5 shares of Common Stock                                                                       154,806            154,806
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226          1,148,135
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------





ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
As of March 31, 1998


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990           $      241,639    $       396,075
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            137,529
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,335,625            889,099
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $   13,013,680    $    18,022,826
                                                                                              ---------------------------------

Supplemental Information: Liquidated Portfolio Investments(C)

                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments                          $   103,519,316       $  113,445,161     $    216,964,477
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  118,454,307     $    234,987,303
                                                                      =========================================================


(A)  Public company

(B) On February 23, 1998, Biocircuits Corporation effected a 2.5-for-1 reverse split of its outstanding stock. The preferred shares of Biocircuits Corporation held by the Partnership are convertible into common shares of the company at a ratio of 10 shares of preferred stock for 1 share of common stock.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,


                                                                                              1998                   1997
                                                                                        ----------------        ---------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                                 $         70,588      $         133,365
   Interest and other income from portfolio investments                                                -                 16,439
   Dividend income from portfolio investments                                                          -                 37,754
                                                                                        ----------------      -----------------
   Total investment income                                                                        70,588                187,558
                                                                                        ----------------      -----------------

Expenses:
   Management fee                                                                                 50,000                138,389
   Professional fees                                                                              30,068                 43,975
   Mailing and printing                                                                           27,152                 72,699
   Independent General Partners' fees                                                             24,143                 23,472
   Custodial fees                                                                                     99                  3,500
   Miscellaneous                                                                                      46                    296
                                                                                        ----------------      -----------------
   Total investment expenses                                                                     131,508                282,331
                                                                                        ----------------      -----------------

NET INVESTMENT LOSS                                                                              (60,920)               (94,773)

Net realized gain from portfolio investments                                                           -             13,609,133
                                                                                        ----------------      -----------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                                         (60,920)            13,514,360

Change in unrealized appreciation of investments                                               1,001,583            (10,038,196)
                                                                                        ----------------      -----------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                      $        940,663      $       3,476,164
                                                                                        ================      =================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                              1998                   1997
                                                                                        ----------------        ---------

CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment loss                                                                     $        (60,920)       $       (94,773)

Adjustments to reconcile net investment loss to cash (used for) provided from operating activities:

(Increase) decrease in accrued interest and accounts receivable                                   (4,399)                44,693
Decrease (increase) in accrued interest from short-term investments                                3,343                (46,835)
Increase in payables, net                                                                          6,518                189,438
                                                                                        ----------------        ---------------
Cash (used for) provided from operating activities                                               (55,458)                92,523
                                                                                        ----------------        ---------------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                        (1,485,862)           (10,347,843)
Cost of portfolio investments purchased                                                                -               (228,926)
Net proceeds from the sale of portfolio investments                                                    -             11,472,159
Repayment of investments in notes                                                                      -              2,381,659
                                                                                        ----------------        ---------------
Cash (used for) provided from investing activities                                            (1,485,862)             3,277,049
                                                                                        ----------------        ---------------


(Decrease) increase in cash and cash equivalents                                              (1,541,320)             3,369,572
Cash and cash equivalents at beginning of period                                               1,918,335                346,129
                                                                                        ----------------        ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $        377,015        $     3,715,701
                                                                                        ================        ===============



See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1998



                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $   1,416,952      $    543      $   16,282,135      $    4,007,563     $     21,707,193

Net investment loss                             (609)           (2)            (60,309)                  -              (60,920)

Change in unrealized
appreciation of investments                        -             -                   -           1,001,583            1,001,583
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   1,416,343      $    541      $   16,221,826      $    5,009,146(A)  $     22,647,856
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $168 at March 31, 1998. Cumulative cash distributions paid to Limited Partners from inception to March 31, 1998 totaled $1,525 per Unit.


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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $5 million as of March 31, 1998, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1998, timing differences of approximately $6.8 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to March 31, 1998, the Partnership had a $117.7 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.2 million.

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

5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $20,000 annually in quarterly installments, $1,500 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,500 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners).


ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

6.     Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1998, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

7.     Classification of Portfolio Investments

As of March 31, 1998, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    9,299,785        $    16,077,356         70.99%
Limited Partnerships                                 1,335,625                889,099          3.94%
Preferred Stock                                      2,363,926              1,042,027          4.60%
Debt Securities                                         14,344                 14,344          0.06%
                                                --------------        ---------------          -----
Total                                           $   13,013,680        $    18,022,826         79.59%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,512,548        $     8,756,477         38.66%
Western U.S.                                         6,118,959              3,439,392         15.20%
Eastern U.S.                                         3,382,173              5,826,957         25.73%
                                                --------------        ---------------        -------
Total                                           $   13,013,680        $    18,022,826         79.59%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     7,861,325         34.71%
Biotechnology                                        4,514,152              6,850,490         30.25%
Semiconductors/Electronics                           2,452,226              1,148,135          5.07%
Medical Devices and Services                         3,094,449              1,693,640          7.48%
Telecommunications                                     169,150                169,150          0.75%
Computer Hardware/Software                             271,703                300,086          1.33%
                                                --------------        ---------------          -----
Total                                           $   13,013,680        $    18,022,826         79.59%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1998, the Partnership held $4,839,086 in cash and cash equivalents, consisting of $4,462,071 in short-term investments with maturities of less than one year and $377,015 in an interest bearing account. Interest earned from such investments totaled $70,588 for the three months ended March 31, 1998. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income received and from proceeds received from the sale of portfolio investments.

The Partnership has completed its investment phase and will not make investments in any new portfolio companies. Therefore, cash received from the sale of portfolio investments is distributed to Partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies.

Results of Operations

For the three months ended March 31, 1998 and 1997, the Partnership had a net realized loss from operations of $60,920 and a net realized gain from operations of $13,514,360, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest, dividend, and other portfolio income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1998, the Partnership had no realized gains or losses from portfolio investments.

For the three months ended March 31, 1997, the Partnership sold shares of common stock of three of its publicly-traded portfolio companies and common stock options of one of its privately-held companies for net proceeds totaling $16,668,477 and a realized gain of $13,609,133.

Investment Income and Expenses - For the three months ended March 31, 1998 and 1997, the Partnership had a net investment loss of $60,920 and $94,773, respectively. The decrease in net investment loss for the 1998 period compared to the same period in 1997, was attributable to a $150,823 decrease in operating expenses partially offset by a $116,970 decrease in investment income. The decline in operating expenses primarily resulted from decreased management fees, as discussed below, and a reduction in professional fees and mailing and printing expenses incurred during the 1998 period. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining investments. The decline in investment income included a $62,777 decrease in interest from short-term investments, primarily due to a decrease in funds available for investment in such securities during the first quarter of 1998 compared to the same period in 1997. Additionally, interest and dividend income from portfolio investments decreased by $54,193, resulting from the liquidation of certain income producing securities during 1997.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended March 31, 1998 and 1997, was $50,000 and $138,389, respectively. The decline in the management fee for the 1998 period compared to the same period in 1997 reflects the continued liquidation of the Partnership's remaining portfolio investments and subsequent distribution to Partners. The management fee will remain at the annual minimum fee of $200,000 for 1998. The management fee is expected to remain the same in future periods through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the period were obtained from interest earned from short-term investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 1998, the Partnership increased the fair value of its portfolio investments on a net basis by $1,001,583. There were no other changes to net unrealized appreciation of investments for the three month period ended March 31, 1998.

For the three months ended March 31, 1997, the Partnership decreased the fair value of its portfolio investments on a net basis by $1,495,145. Additionally, during the quarter, a net $8,543,051 of unrealized gain was transferred to realized gain relating to portfolio investments sold during the quarter, as discussed above. As a result, the Partnership's net unrealized appreciation of investments was reduced by $10,038,196 for the three month period ended March 31, 1997.

Net Assets - Changes to net assets  resulting from  operations are comprised of
1) net realized gain or loss from  operations and
2) changes to net unrealized appreciation of portfolio investments.

As of March 31, 1998, the Partnership's net assets were $22,647,856, up $940,663 from $21,707,193 as of December 31, 1997. This increase was comprised of the $1,001,583 increase in net unrealized appreciation of investments offset by the $60,920 net realized loss from operations for the three months ended March 31, 1998.

As of March 31, 1997, the Partnership's net assets were $45,399,200, up $3,476,164 from $41,923,036 as of December 31, 1996. This increase was comprised of the $13,514,360 net realized gain from operations offset by the $10,038,196 decrease in net unrealized appreciation of investments for the three months ended March 31, 1997.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1998 and December 31, 1997 was $168 and $162, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Not applicable.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.

Not applicable.

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

     (1) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988 filed with the Securities and Exchange Commission on March 27, 1989.
(2) Incorporated by reference to the Partnership's
Quarterly  Report on Form 10-Q for the quarter  ended  September  30, 1990 filed
with  the  Securities  and  Exchange   Commission  on  November  14,  1990.
(3)Incorporated by reference to the Partnership's Annual Reporton Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange Commission on March 28, 1991.
(4) Incorporated by reference to the Partnership's
Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 filed with the Securities and Exchange Commission on August 14, 1987.
(5)  Incorporated  by
reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 filed with the Securities and Exchange Commission on May 15, 1989.
(6) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 filed with the Securities and Exchange Commission on August 14, 1991.
(7)  Incorporated  by reference to the
Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 filed with the Securities and Exchange Commission on May 15, 1987.
(8)Incorporated by reference to the Partnership's AnnualReporton Form 10-K for the year ended December 31, 1992 filed with the Securities and Exchange Commission on March 26, 1993.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              ML VENTURE PARTNERS II, L.P.


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              General Partner


By:           MLVPII Co., L.P.,
              its Managing General Partner

By:           Merrill Lynch Venture Capital Inc.,
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     Robert Aufenanger
              Robert Aufenanger
              Executive Vice President and Director


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         May 15, 1998