Form 10-Q
period 1998-06-30
ML VENTURE PARTNERS II LP
filed 1998-08-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of June 30, 1998 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1998 and
 1997 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                      June 30, 1998             December 31,
                                                                                       (Unaudited)                  1997
ASSETS

Portfolio investments, at fair value (cost $11,390,508 as of
   June 30, 1998 and $13,013,680 as of December 31, 1997)                          $      17,344,202         $       17,021,243
Short-term investments, at amortized cost                                                  4,433,607                  2,979,552
Cash and cash equivalents                                                                    464,569                  1,918,335
                                                                                   -----------------         ------------------

TOTAL ASSETS                                                                       $      22,242,378         $       21,919,130
                                                                                   =================         ==================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                              $         101,951         $          144,890
Due to Management Company                                                                     58,651                     41,349
Due to Independent General Partners                                                           19,500                     25,698
                                                                                   -----------------         ------------------
   Total liabilities                                                                         180,102                    211,937
                                                                                   -----------------         ------------------

Partners' Capital:
Managing General Partner                                                                   1,106,242                  1,416,952
Individual General Partners                                                                      500                        543
Limited Partners (120,000 Units)                                                          15,001,840                 16,282,135
Unallocated net unrealized appreciation of investments                                     5,953,694                  4,007,563
                                                                                   -----------------         ------------------
   Total partners' capital                                                                22,062,276                 21,707,193
                                                                                   -----------------         ------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $      22,242,378         $       21,919,130
                                                                                   =================         ==================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 1998

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Borg-Warner Security Corporation* (A)
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     8,484,375
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc. (B)
   171,650 shares of Common Stock                                         May 1995                    43,565            257,475
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc. (A)
152,507 shares of Common Stock                                            Feb. 1989                  192,504            247,824
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)
60,000 shares of Common Stock                                             May 1992                    12,000            609,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          4,605,192
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.: (C)
   SPTHOR Corporation
   10% Promissory Note                                                    May 1992                     5,073              5,073
   5.67% Bridge Loan                                                                                   9,271              9,271
   34.5 shares of Common Stock                                                                        20,518             20,518
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226          1,190,658
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            275,000
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             83,348
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,335,625            618,705
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments (D)                                                               $   11,390,508    $    17,344,202
                                                                                              ---------------------------------






ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
As of June 30, 1998



Supplemental Information: Liquidated Portfolio Investments(E)

                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments                          $   105,142,488       $  111,947,782     $    217,090,270
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  117,901,476     $    234,434,472
                                                                      =========================================================


(A)  Public company

(B) In June 1998, in a non-cash transaction, the Partnership exchanged its warrant to purchase 59,166 common shares of Brightware, Inc. at $.80 per share for 27,611 shares of Brightware common stock.

(C) In April 1998, the Partnership received $125,793, plus interest of $8,496, from the sale of options in connection with its investment in HCTC/SPTHOR.

(D) On May 18, 1998, Biocircuits Corporation announced that it ceased all ordinary business and began to liquidate its remaining assets. As a result, the Partnership wrote-off the remaining $1,488,884 cost of its investment in Biocircuits as of June 30, 1998.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,

                                                                    1998            1997              1998            1997
                                                               ------------     -------------    -------------    --------
INVESTMENT INCOME AND EXPENSES


   Income:
   Interest from short-term investments                        $      71,485    $      319,820   $     142,073    $      453,185
   Interest and other income from portfolio
     investments                                                       8,496               537           8,496            16,976
   Dividend income from portfolio investments                              -                 -               -            37,754
                                                               -------------    --------------   -------------    --------------
   Total investment income                                            79,981           320,357         150,569           507,915
                                                               -------------    --------------   -------------    --------------

   Expenses:
   Management fee                                                     50,000            59,095         100,000           197,484
   Professional fees                                                  24,646            37,461          54,714            81,436
   Mailing and printing                                               13,371            29,065          40,523           101,764
   Independent General Partners' fees                                 20,257            24,509          44,400            47,981
   Custodial fees                                                        853                 -             952             3,500
   Miscellaneous                                                       3,603                 -           3,649               296
                                                               -------------    --------------   -------------    --------------
   Total investment expenses                                         112,730           150,130         244,238           432,461
                                                               -------------    --------------   -------------    --------------

NET INVESTMENT (LOSS) INCOME                                         (32,749)          170,227         (93,669)           75,454

Net realized (loss) gain from portfolio
   investments                                                    (1,497,379)       (4,017,085)     (1,497,379)        9,592,048
                                                               -------------    --------------   -------------    --------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS                                                  (1,530,128)      (3,846,858)      (1,591,048)      9,667,502

Change in unrealized appreciation of investments                     944,548         7,939,497       1,946,131        (2,098,699)
                                                               -------------    --------------   -------------    --------------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                            $    (585,580)   $    4,092,639   $     355,083    $    7,568,803
                                                               =============    ==============   =============    ==============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,


                                                                                                1998                 1997
                                                                                          ----------------     ----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment (loss) income                                                              $        (93,669)    $         75,454

Adjustments to reconcile net investment (loss) income to cash used for operating activities:

(Increase) decrease in accrued interest and accounts receivable                                          -               44,693
Increase in accrued interest from short-term investments                                              (282)             (14,467)
Decrease in liabilities, net                                                                       (31,835)            (115,768)
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (125,786)             (10,088)
                                                                                          ----------------     ----------------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                          (1,453,773)         (17,968,729)
Cost of portfolio investments purchased                                                                  -             (335,176)
Net proceeds from the sale of portfolio investments                                                125,793           16,777,825
Repayment of investments in notes                                                                        -            2,381,659
                                                                                          ----------------     ----------------
Cash (used for) provided from investing activities                                              (1,327,980)             855,579
                                                                                          ----------------     ----------------

(Decrease) increase in cash and cash equivalents                                                (1,453,766)             845,491
Cash and cash equivalents at beginning of period                                                 1,918,335              346,129
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        464,569     $      1,191,620
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1998




                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $   1,416,952      $    543      $   16,282,135      $    4,007,563     $     21,707,193

Net investment loss                              745            (3)            (94,411)                  -              (93,669)

Net realized loss from                      (311,455)          (40)         (1,185,884)                  -           (1,497,379)

Change in unrealized
appreciation of investments                        -             -                   -           1,946,131            1,946,131
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $   1,106,242      $    500      $   15,001,840(A)   $    5,953,694     $     22,062,276
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, is $164 as of June 30, 1998. Cumulative cash distributions paid or accrued to Limited Partners from inception to June 30, 1998 totaled $1,525 per Unit.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $6 million as of June 30, 1998, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1998, timing differences of approximately $6.8 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to June 30, 1998, the Partnership had a $116.2 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.3 million.

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

6.     Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1998, and for the six month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

7.     Classification of Portfolio Investments

As of June 30, 1998, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    8,676,613        $    15,816,001         71.69%
Limited Partnerships                                 1,335,625                618,705          2.80%
Preferred Stock                                      1,363,926                895,152          4.06%
Debt Securities                                         14,344                 14,344          0.07%
                                                --------------        ---------------        -------
Total                                           $   11,390,508        $    17,344,202         78.62%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,512,548        $     9,988,527         45.28%
Western U.S.                                         4,630,075              2,715,621         12.31%
Eastern U.S.                                         3,247,885              4,640,054         21.03%
                                                --------------        ---------------         ------
Total                                           $   11,390,508        $    17,344,202         78.62%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     9,093,375         41.22%
Biotechnology                                        4,514,152              5,471,721         24.80%
Semiconductors/Electronics                           2,452,226              1,190,658          5.40%
Medical Devices and Services                         1,605,565              1,253,500          5.68%
Telecommunications                                      34,862                 34,862          0.16%
Computer Hardware/Software                             271,703                300,086          1.36%
                                                --------------        ---------------        -------
Total                                           $   11,390,508        $    17,344,202         78.62%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1998, the Partnership held $4,898,176 in cash and cash equivalents, consisting of $4,433,607 in short-term securities with maturities of less than one year and $464,569 in an interest-bearing cash account. Interest earned from such investments totaled $71,485 and $142,073 for the three and six months ended June 30, 1998, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.


The Partnership has completed its investment phase and will not make investments in any new portfolio companies. Therefore, net proceeds received from the sale of portfolio investments will be distributed to Partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in existing portfolio companies.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership had a net realized loss from operations of $1,530,128 and $1,591,048, respectively. For the three and six months ended June 30, 1997, the Partnership had a net realized loss from operations of $3,846,858 and a net realized gain from operations of $9,667,502, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For both the three and six months ended June 30, 1998, the Partnership had a net realized loss from its portfolio investments of $1,497,379. In June 1998, the Partnership realized a loss of $1,488,884 resulting from the write-off of its remaining investment in Biocircuits Corporation. Also during the quarter, the Partnership received $125,793 from Horizon Cellular Telephone Company, L.P. relating to the previous sale of certain options in connection with its investment in Horizon, resulting in a realized loss of $8,495.

For the three and six months ended June 30, 1997, the Partnership had a net realized loss from portfolio investments of $4,017,085 and a net realized gain from portfolio investments of $9,592,048, respectively. In March 1997 and in May 1997, the Partnership received 347,826 and 129,407 common shares of IDEC Pharmaceuticals Corporation, respectively, from ML/MS Associates, L.P. and MLMS Cancer Research, Inc. (MLMS), representing the final liquidating distribution from MLMS. The Partnership sold 197,562 shares of IDEC in March 1997 and sold an additional 126,828 shares in June 1997. These transactions resulted in a net realized gain of $2,267,482 and $5,807,909 for the three and six months ended June 30, 1997, respectively. Also during the three and six months ended June 30, 1997, the Partnership recognized a realized gain of $109,350 and $1,796,646 from the sale of options in connection with its investment in Horizon Cellular Telephone Company. During the three months ended March 31, 1997, the Partnership sold its remaining 251,694 common shares of Borg-Warner Automotive, Inc. for $9,639,880, realizing a gain of $8,381,410. These gains were more than offset by the partial write-off, as of June 30, 1997, of the Partnership's investments in Biocircuits Corporation, Clarus Medical Systems, Inc. and Neocrin Company, Inc., which resulted in an aggregate realized loss of $6,393,917. These write-offs were due to continued operating and financial difficulties at these companies.

Investment Income and Expenses - For the three months ended June 30, 1998 and 1997, the Partnership had a net investment loss of $32,749 and net investment income of $170,227, respectively. A $240,376 decrease in investment income, partially offset by a $37,400 decrease in operating expenses resulted in a net investment loss for 1998 as compared to net investment income for the same period in 1997. The decline in investment income was attributable to a $248,335 decrease in interest from short-term investments, partially offset by a $7,959 increase in interest and other income from portfolio investments. The decrease in interest from short-term investments primarily was due to a decrease in funds available for investment in such securities during the second quarter of 1998 compared to the same period in 1997. The decline in operating expenses primarily resulted from decreased management fees, as discussed below, and a reduction in professional fees and mailing and printing expenses incurred during the 1998 period. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining investments.

For the six months ended June 30, 1998 and 1997, the Partnership had a net investment loss of $93,669 and net investment income of $75,454, respectively. A $357,346 decrease in investment income, partially offset by a $188,223 decrease in operating expenses resulted in a net investment loss for 1998 as compared to net investment income for the same period in 1997. The decline in investment income was due to a $311,112 decrease in interest from short-term investments and a $46,234 decrease in income from portfolio investments. The decrease in interest from short-term investments primarily was due to a decrease in funds available for investment in such securities during the six months ended June 30, 1998 compared to the same period in 1997. The decrease in income from portfolio investments primarily resulted from a decrease in dividend income due to the sale of the Partnership's investment in Borg-Warner Automotive, which was fully liquidated during the first quarter of 1997. The decline in operating expenses primarily resulted from decreased management fees, as discussed below, and a reduction in professional fees and mailing and printing expenses incurred during the 1998 period. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining investments.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 1998 and 1997 was $50,000 and $59,095, respectively. The management fee for the six months ended June 30, 1998 and 1997 was $100,000 and $197,484, respectively. The decline in the management fee for the 1998 periods compared to the same periods in 1997 reflects the continued liquidation of the Partnership's remaining portfolio investments and subsequent distribution to Partners. The management fee will remain at the annual minimum fee of $200,000 for 1998 and will remain the same in future periods through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the period were obtained from interest earned from short-term investments and proceeds from the sale of certain portfolio investments. Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the six months ended June 30, 1998, the Partnership had a $722,131 net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the six month period, unrealized appreciation increased by $1,224,000 resulting from the transfer from unrealized loss to realized loss relating to the write-off of the Partnership's remaining investment in Biocircuits Corporation, as discussed above. The $722,131 unrealized gain and the $1,224,000 transfer from unrealized loss to realized loss, resulted in a $1,946,131 increase to the Partnership's net unrealized appreciation of investments for the six month period ended June 30, 1998.

For the six months ended June 30, 1997, the Partnership had a $950,471 net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the six month period, unrealized appreciation declined $3,049,170 resulting from the net transfer from unrealized gain to realized gain related to the portfolio investments sold and written-off during the period, as discussed above. The $950,471 unrealized gain offset by the $3,049,170 transfer from unrealized gain to realized gain, resulted in a $2,098,699 decrease to the Partnership's net unrealized appreciation of investments for the six month period ended June 30, 1997.

Net Assets - Changes to net assets  resulting from  operations are comprised of
 1) net realized gain or loss from  operations and
2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 1998, the Partnership's net assets were $22,062,276, up $355,083 from $21,707,193 as of December 31, 1997. This increase was comprised of the $1,946,131 increase in unrealized appreciation of investments, partially offset by the $1,591,048 net realized loss from operations for the six month period ended June 30, 1998.

As of June 30, 1997, the Partnership's net assets were $27,701,110, down $14,221,926 from $41,923,036 as of December 31, 1996. This decrease was due to the $21,790,729 accrued cash distribution paid to Partners in July 1997, exceeding the $7,568,803 increase in net assets from operations. The increase in net assets from operations was comprised of the $9,667,502 net realized gain from operations partially offset by the $2,098,699 decrease in unrealized appreciation of investments for the six month period ended June 30, 1997.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 1998 and December 31, 1997 was $164 and $162, respectively.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any legal proceedings.

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



Date:         August 14, 1998