Form 10-Q
period 1998-09-30
ML VENTURE PARTNERS II LP
filed 1998-11-13
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3324232
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                    10281-1326
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of September 30, 1998 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                   September 30,
                                                                                          1998               December 31,
                                                                                       (Unaudited)                  1997
ASSETS

Portfolio investments, at fair value (cost $10,723,768 as of
   September 30, 1998 and $13,013,680 as of December 31, 1997)                     $      12,726,216         $       17,021,243
Short-term investments, at amortized cost                                                  4,457,609                  2,979,552
Cash and cash equivalents                                                                    435,388                  1,918,335
                                                                                   -----------------         ------------------

TOTAL ASSETS                                                                       $      17,619,213         $       21,919,130
                                                                                   =================         ==================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                              $         137,436         $          144,890
Due to Management Company                                                                     77,447                     41,349
Due to Independent General Partners                                                           19,500                     25,698
                                                                                   -----------------         ------------------
   Total liabilities                                                                         234,383                    211,937
                                                                                   -----------------         ------------------

Partners' Capital:
Managing General Partner                                                                     966,966                  1,416,952
Individual General Partners                                                                      481                        543
Limited Partners (120,000 Units)                                                          14,414,935                 16,282,135
Unallocated net unrealized appreciation of investments                                     2,002,448                  4,007,563
                                                                                   -----------------         ------------------
   Total partners' capital                                                                17,384,830                 21,707,193
                                                                                   -----------------         ------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $      17,619,213         $       21,919,130
                                                                                   =================         ==================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 1998

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Borg-Warner Security Corporation* (A)
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     5,250,000
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   171,650 shares of Common Stock                                         May 1995                    43,565            257,475
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc. (A)
152,507 shares of Common Stock                                            Feb. 1989                  192,504            201,357
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)
60,000 shares of Common Stock                                             May 1992                    12,000            573,000
-------------------------------------------------------------------------------------------------------------------------------
Depotech Corp., Inc.(A)(B)
93,745 shares of Common Stock                                             Aug. 1990                   57,056             64,743
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,618,365
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   SPTHOR Corporation
   10% Promissory Note                                                    May 1992                     5,073              5,073
   5.67% Bridge Loan                                                                                   9,271              9,271
   34.5 shares of Common Stock                                                                        20,518             20,518
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226            978,041
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            228,125
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             62,371
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.* (B)
80% Limited Partnership interest                                          May 1988                   611,829            520,114
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $   10,723,768    $    12,726,216
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
As of September 30, 1998


Supplemental Information: Liquidated Portfolio Investments(C)

                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments                          $   105,809,228       $  111,281,042     $    217,090,270
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  113,283,490     $    229,816,486
                                                                      =========================================================


(A)  Public company

(B) In August 1998, the Partnership received a liquidating in-kind distribution from Sanderling Biomedical, L.P. of 93,745 common shares of Depotech Corp., Inc. Additionally, in September 1998, the Partnership wrote-off $666,740 of the remaining cost of its investment in Sanderling to reflect the Partnership's pro-rata share of the cost of Sanderling's remaining assets.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,

                                                                    1998            1997              1998            1997
                                                               ------------     -------------    -------------    --------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                        $      70,845    $      118,572  $     212,918     $      566,469
   Interest and other income from portfolio
     investments                                                           -             5,333          8,496             27,597
   Dividend income from portfolio investments                              -                 -              -             37,754
                                                               -------------    --------------  -------------     --------------
   Total investment income                                            70,845           123,905        221,414            631,820
                                                               -------------    --------------  -------------     --------------

   Expenses:
   Management fee                                                     50,000            43,853        150,000            241,337
   Professional fees                                                  25,077            23,931         79,791            105,367
   Mailing and printing                                               34,781            37,277         75,304            139,041
   Independent General Partners' fees                                 19,500            20,250         63,000             67,050
   Custodial fees                                                        565            (3,727)         1,517               (227)
   Miscellaneous                                                         382             5,714          4,931              7,191
                                                               -------------    --------------  -------------     --------------
   Total investment expenses                                         130,305           127,298        374,543            559,759
                                                               -------------    --------------  -------------     --------------

NET INVESTMENT (LOSS) INCOME                                         (59,460)           (3,393)      (153,129)            72,061

Net realized (loss) gain from portfolio
   investments                                                      (666,740)        5,518,904     (2,164,119)        15,110,952
                                                               -------------    --------------  -------------     --------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS                                                       (726,200)        5,515,511  (2,317,248)       15,183,013

Change in unrealized appreciation of investments                  (3,951,246)        1,620,875     (2,005,115)          (477,824)
                                                               -------------    --------------  -------------     --------------

NET (DECREASE) INCREASE IN
   NET ASSETS RESULTING FROM
   OPERATIONS                                                $    (4,677,446)   $    7,136,386  $  (4,322,363)  $     14,705,189
                                                             ===============    ==============  =============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                1998                 1997
                                                                                          ----------------     ----------------

CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment (loss) income                                                              $       (153,129)    $         72,061

Adjustments to reconcile net investment (loss) income to cash (used for) provided from operating activities:

Decrease in accrued interest receivable                                                                  -               44,693
(Increase) decrease in accrued interest on short-term investments                                  (22,171)              44,137
Increase (decrease) in liabilities, net                                                             22,446             (144,829)
                                                                                          ----------------     ----------------
Cash (used for) provided from operating activities                                                (152,854)              16,062
                                                                                          ----------------     ----------------

CASH FLOWS  (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Net purchase of short-term investments                                                          (1,455,886)          (3,539,279)
Cost of portfolio investments purchased                                                                  -             (460,176)
Net proceeds from the sale of portfolio investments                                                125,793           24,564,422
Repayment of investments in notes                                                                        -            2,381,659
                                                                                          ----------------     ----------------
Cash (used for) provided from investing activities                                              (1,330,093)          22,946,626
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                                      -          (21,790,729)
                                                                                          ----------------     ----------------

(Decrease) increase in cash and cash equivalents                                                (1,482,947)           1,171,959
Cash and cash equivalents at beginning of period                                                 1,918,335              346,129
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        435,388     $      1,518,088
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1998



                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments    Total

Balance at beginning of period         $   1,416,952      $    543      $   16,282,135      $    4,007,563     $     21,707,193

Net investment loss                              151            (5)           (153,275)                  -             (153,129)

Net realized loss from
portfolio investments                       (450,137)          (57)         (1,713,925)                  -           (2,164,119)

Change in unrealized
appreciation of investments                        -             -                   -          (2,005,115)          (2,005,115)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $     966,966      $    481      $   14,414,935(A)   $    2,002,448     $     17,384,830
                                       =============      ========      ==============      ==============     ================




(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $133 as of September 30, 1998. Cumulative cash distributions paid to Limited Partners from inception to September 30, 1998 totaled $1,525 per Unit.


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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns to Partners. In July 1997, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 1999. In addition, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $2 million as of September 30, 1998, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1998, timing differences of approximately $6.8 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform with the current period's presentation.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to September 30, 1998, the Partnership had a $115.5 million net gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.3 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

6.     Interim Financial Statements

In the opinion of MLVPII Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1998, and for the nine month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

7.     Classification of Portfolio Investments

As of September 30, 1998, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    8,733,669        $    11,296,606         64.98%
Limited Partnerships                                   611,829                520,114          2.99%
Preferred Stock                                      1,363,926                895,152          5.15%
Debt Securities                                         14,344                 14,344          0.08%
                                                --------------        ---------------        -------
Total                                           $   10,723,768        $    12,726,216         73.20%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,512,548        $     6,718,152         38.64%
Western U.S.                                         3,963,335              2,354,837         13.55%
Eastern U.S.                                         3,247,885              3,653,227         21.01%
                                                --------------        ---------------         ------
Total                                           $   10,723,768        $    12,726,216         73.20%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     5,823,000         33.49%
Biotechnology                                        3,847,412              4,404,579         25.33%
Semiconductors/Electronics                           2,452,226                978,041          5.63%
Medical Devices and Services                         1,605,565              1,185,648          6.82%
Telecommunications                                      34,862                 34,862          0.20%
Computer Hardware/Software                             271,703                300,086          1.73%
                                                --------------        ---------------        -------
Total                                           $   10,723,768        $    12,726,216         73.20%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.
ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

8.       Portfolio Investments

Portfolio investments liquidated during the three and nine months ended September 30, 1998 and 1997, are shown below:

                                                                                               Realized
Company                                                  Shares Sold          Cost            Gain (Loss)           Return

Six Months Ended June 30, 1998:
Biocircuits Corporation - partial write-off                    n/a           1,488,884          (1,488,884)                  0
HCTC Investment, L.P. - sale of options /
partial write-off of note                                      n/a             134,288              (8,495)            125,793
                                                                        --------------      --------------     ---------------
Sub-total                                                                    1,623,172          (1,497,379)            125,793
                                                                        --------------      --------------     ---------------

Three Months Ended September 30, 1998:
Sanderling Biomedical, L.P. - partial write-off                n/a             666,740            (666,740)                  0
                                                                        --------------      --------------     ---------------
Sub-total                                                                      666,740            (666,740)                  0
                                                                        --------------      --------------     ---------------

Totals for the nine months ended September 30, 1998                     $    2,289,912      $   (2,164,119)    $       125,793
                                                                        ==============      ==============     ===============


Six Months Ended June 30, 1997:
Borg-Warner Automotive, Inc.                               251,694      $    1,258,470      $    8,381,410     $     9,639,880
IDEC Pharmaceuticals Corporation                           324,390           2,718,916           5,807,909           8,526,825
Raytel Medical Corporation                                  37,500             144,983                   0             144,983
Biocircuits Corporation - partial write-off                    n/a           1,164,867          (1,164,867)                  0
Clarus Medical Systems, Inc. - partial write-off               n/a           1,388,620          (1,388,620)                  0
Neocrin Company - partial write-off                            n/a           3,840,430          (3,840,430)                  0
HCTC Investment, L.P. - sale of options                        n/a                   0           1,796,646           1,796,646
HCTC Investment, L.P. - note repayment                         n/a           1,926,168                   0           1,926,168
SPTHOR Corporation - note repayment                            n/a             455,491                   0             455,491
                                                                        --------------      --------------     ---------------
Sub-total                                                                   12,897,945           9,592,048          22,489,993
                                                                        --------------      --------------     ---------------

Three Months Ended September 30, 1997:

IDEC Pharmaceuticals Corporation                           152,843           1,324,729           2,786,550           4,111,279
HCTC Investment, L.P. - sale of options                        n/a                   0             188,423             188,423
Elantec, Inc.                                               23,245              60,437              32,945              93,382
Graham Fields International (Sanderling)                     4,645             113,964             (50,960)             63,004
Corporate Express, Inc.                                    120,755              24,150           2,561,946           2,586,096
                                                                        --------------      --------------     ---------------
Sub-total                                                                    1,523,280           5,518,904           7,042,184
                                                                        --------------      --------------     ---------------

Totals for the nine months ended September 30, 1997                     $   14,421,225      $   15,110,952     $    29,532,177
                                                                        ==============      ==============     ===============

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

9.     Subsequent Event - Cash Distribution

In November 1998, the General Partners approved a cash distribution to Partners totaling $4,514,772. The distribution will be paid in January 1999. Limited Partners of record on December 31, 1998 will receive $4,200,000, or $35 per Unit. Additionally, the Individual General Partners will receive $140 and the Managing General Partner will receive $314,632.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1998, the Partnership held $4,457,609 in short-term securities with maturities of less than one year and $435,388 in an interest-bearing cash account. Interest earned from such investments totaled $70,845 and $212,918 for the three and nine months ended September 30, 1998, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns to Partners. Generally, net proceeds received from the sale of portfolio investments are distributed to Partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

In November 1998, the General Partners approved a cash distribution to Partners totaling $4,514,772. The distribution will be paid in January 1999. Limited Partners of record on December 31, 1998 will receive $4,200,000, or $35 per Unit. Additionally, the Individual General Partners will receive $140 and the Managing General Partner will receive $314,632.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from operations of $726,200 and $2,317,248, respectively. For the three and nine months ended September 30, 1997, the Partnership had a net realized gain from operations of $5,515,511 and 15,183,013, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from its portfolio investments of $666,740 and $2,164,119, respectively. During the three months ended September 30, 1998, the Partnership wrote-off $666,740 of the remaining cost of its investment in Sanderling Biomedical, L.P. to reflect the Partnership's pro-rata share of the cost of Sanderling's remaining assets. During the nine months ended September 30, 1998, Biocircuits Corporation ceased operations and began to liquidate its remaining assets. As a result, the Partnership wrote-off its remaining investment in Biocircuits, realizing a loss of $1,488,884. Also during the nine month period, the Partnership received $125,793 from Horizon Cellular Telephone Company, L.P. relating to the previous sale of certain options in connection with its investment in Horizon and wrote-off a portion of the remaining notes due from the company, resulting in a realized loss of $8,495. Portfolio Investments liquidated for the respective periods are shown in detail in Note 8 of the Notes to Financial Statements.

For the three and nine months ended September 30, 1997, the Partnership had a net realized gain from portfolio investments of $5,518,904 and $15,110,952, respectively, resulting from the liquidation of several portfolio investments. During the three months ended September 30, 1997, the Partnership liquidated investments with a cost of $1,523,280 for a net return of $7,042,184. During the nine months ended September 30, 1997, the Partnership liquidated investments with a cost of $14,421,225 for a net return of $29,532,177. Portfolio Investments liquidated for the respective periods are shown in detail in Note 8 of the Notes to Financial Statements.

Investment Income and Expenses - For the three months ended September 30, 1998 and 1997, the Partnership had a net investment loss of $59,460 and $3,393, respectively. The increase in net investment loss for the 1998 period compared to the same period in 1997 resulted from a $53,060 decrease in investment income and a $3,007 increase in operating expenses. The decline in investment income was primarily due to a decrease in interest from short-term investments resulted from a decrease in funds available for investment in such securities during the third quarter of 1998 compared to the same period in 1997. The Partnership completed cash distributions to Partners of $21.8 million in July 1997 and $8.2 million in October 1997. Such amounts were invested in short-term securities prior to distribution.

For the nine months ended September 30, 1998 and 1997, the Partnership had a net investment loss of $153,129 and net investment income of $72,061, respectively. The reduced net investment income resulted from a $410,406 decline in investment income, partially offset by a $185,216 decrease in operating expenses. The decline in investment income was due to a $372,652 decrease in interest income and a $37,754 decrease in dividend income from portfolio investments. The decline in interest income primarily was due to decrease in interest from short-term investments resulting from a decrease in funds available for investment in such securities during the nine months ended September 30, 1998 compared to the same period in 1997, as discussed above. The decrease in dividend income from portfolio investments resulted the sale of the Partnership's investment in Borg-Warner Automotive, Inc., which was fully liquidated during the first quarter of 1997. The decline in operating expenses primarily resulted from reduced management fees, as discussed below, and a reduction in professional fees and mailing and printing expenses incurred during the 1998 period. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining portfolio investments.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 1998 and 1997 was $50,000 and $43,853, respectively. The management fee for the nine months ended September 30, 1998 and 1997 was $150,000 and $241,337, respectively. The decline in the management fee for the 1998 periods compared to the same periods in 1997 reflects the continued liquidation of the Partnership's remaining portfolio investments and subsequent distribution to Partners. The management fee will remain at the annual minimum fee of $200,000 for 1998 and will remain the same in future periods through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the period were obtained from interest earned from short-term investments and proceeds from the sale of certain portfolio investments. Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the nine months ended September 30, 1998, the Partnership had a $3,895,855 unfavorable change in its unrealized appreciation of portfolio investments, primarily resulting from the net downward revaluation of its remaining publicly traded securities. Additionally, during the nine month period, unrealized appreciation increased by $1,890,740 resulting from the transfer from unrealized loss to realized loss relating to the write-off of the Partnership's remaining investments in Biocircuits Corporation and Sanderling Biomedical, L.P., as discussed above. As a result, the Partnership's net unrealized appreciation of investments declined by $2,005,115 for the nine month period ended September 30, 1998.

For the nine months ended September 30, 1997, the Partnership had a $6,297,835 favorable change in its unrealized appreciation of portfolio investments, primarily resulting from the net upward revaluation of its remaining publicly traded securities. Additionally, during the nine month period, unrealized appreciation declined $6,775,659 resulting from the net transfer from unrealized gain to realized gain related to the portfolio investments sold and written-off during the period, as discussed above. As a result, the Partnership's net unrealized appreciation of investments declined by $477,824 for the nine month period ended September 30, 1997.

Net Assets - Changes to net assets  resulting from  operations are comprised of
1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 1998, the Partnership's net assets were $17,384,830, down $4,322,363 from $21,707,193 as of December 31, 1997. This decrease was comprised of the $2,005,115 decrease in unrealized appreciation of investments and the $2,317,248 net realized loss from operations for the nine month period ended September 30, 1998.

As of September 30, 1997, the Partnership's net assets were $26,626,152, down $15,296,884 from $41,923,036 as of December 31, 1996. This decrease was due to the $30,002,073 of cash distributions paid, or accrued, to Partners during the nine month period ended September 30, 1997 exceeding the $14,705,189 increase in net assets from operations. The increase in net assets from operations was comprised of the $15,183,013 net realized gain from operations partially offset by the $477,824 decrease in unrealized appreciation of investments for the nine month period ended September 30, 1997.

Gains and losses from investments are allocated to Partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 1998 and December 31, 1997 was $133 and $162, respectively.

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



Date:         November 13, 1998