Form 10-K
period 1998-12-31
ML VENTURE PARTNERS II LP
filed 1999-04-01
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            13-3324232
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower     NewYork,New York            10281-1326
------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
       None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1999, 119,636 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.





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

The Venture Capital Investments

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in its remaining portfolio companies. As of December 31, 1998, the Partnership's investment portfolio consisted of 12 active investments with a cost of $10,197,685 and a fair value of $14,970,273. During the year ended December 31, 1998, the Partnership liquidated certain portfolio investments, realizing a net return of $649,639. Following is a detail of portfolio activity during 1998:


o In June 1998, in a non-cash transaction, the Partnership exchanged its warrant to purchase 59,166 common shares of Brightware, Inc. at $.80 per share for 27,611 shares of Brightware common stock.

o On May 18, 1998, Biocircuits Corporation announced that it ceased all ordinary business and began to liquidate its remaining assets. As a result, the Partnership wrote-off the remaining $1,488,884 cost of its investment in Biocircuits as of June 30, 1998.

o During 1998, the Partnership received three liquidating in-kind distributions from Sanderling Biomedical, L.P.: 93,745 common shares of Depotech Corp., Inc., 72,800 common shares and 62,400 preferred shares of ReGen Biologics, Inc., and 21,632 common shares and 134,674 preferred shares of Stereotaxis, Inc. The Depotech shares were subsequently sold by the Partnership in November 1998 for $136,878, resulting in a realized gain of $79,822. Additionally, the Partnership received a final liquidating cash distribution of $325,567 from Sanderling in February 1999. This distribution was accrued as of December 31, 1998. The Partnership also recorded a realized loss of $775,338 during 1998 to reflect the write-off of the unreturned cost of its Sanderling investment.

o During 1998, the Partnership received $187,194, plus interest of $13,069, from the sale of options in connection with its investment in HCTC/SPTHOR. Because it is anticipated that no further funds will be received from this investment, the Partnership wrote-off it's remaining cost of $169,150 in HCTC during 1998.

As of December 31, 1998, the Partnership had invested a total of $116,532,996 in its portfolio of venture capital investments. From its inception through December 31, 1998, the Partnership had fully or partially liquidated or wrote-off investments with an aggregate cost basis of $106,335,311. These liquidated investments returned a total of $217,614,116 to the Partnership, resulting in a realized gain of $111,278,805. Additionally, the Partnership earned interest and dividend income from its venture capital investments totaling $4,257,765 from inception to December 31, 1998.

Termination

The Managing General Partner is working toward the termination of the Partnership as soon as practical, with the goal of maximizing returns to partners. In July 1997, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 1999. In addition, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership was frequently a co-investor with other professional venture capital investors and these relationships generally had expanded the Partnership's access to investment opportunities. As discussed above, the Partnership will not make any new portfolio investments.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 16, 1999 was 12,696. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values of limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (i) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (ii) the prior March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year.

The Managing General Partner's estimate of net asset value of the Partnership as of December 31, 1998 is $117 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on the prior August 15th as stated above. The estimated value provided by the independent valuation services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant.

Cash Distributions

Cash distributions paid or accrued during the periods covered by this report and cumulative cash distributions to Partners from inception of the Partnership through December 31, 1998 are listed below:

                                                        Managing           Individual                                   Per
                                                         General           General         Limited    $1,000
Distribution Date                                        Partner           Partners        Partners                 Unit
------------------------------------------------    ------------------     -------- ---------------         -------------
Inception to December 31, 1995                      $     8,632,165        $   3,160      $       94,800,000         $      790
January 12, 1996                                          2,336,106              400              12,000,000                100
April 26, 1996                                            3,377,898              600              18,000,000                150
July 29, 1996                                             4,238,951              640              19,200,000                160
October 11, 1996                                          2,547,571              400              12,000,000                100
July 11, 1997                                             2,590,089              640              19,200,000                160
October 16, 1997                                            411,084              260               7,800,000                 65
January 26, 1999 (accrued)                                  314,632              140               4,200,000                 35
                                                    ---------------        ---------      ------------------         ----------

Cumulative totals as of December 31, 1998           $    24,448,496        $   6,240      $      187,200,000         $    1,560
                                                    ===============        =========      ==================         ==========

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1998           1997            1996           1995           1994
                                                       -----------     -----------    -----------    -----------    -----------

Net Realized (Loss) Gain on Investments                $    (2,166)    $    15,606    $    46,879    $    41,368    $    18,593

Net Change in Unrealized Appreciation
   of Investments                                              765          (5,873)       (25,245)        12,661        (29,444)

Net  (Decrease) Increase in Net Assets
   Resulting from Operations                                (1,554)          9,786         20,947         54,512        (11,668)

Cash Distributions to Partners                               4,515          30,002         59,366         57,572         17,600

Cumulative Cash Distributions to Partners                  211,655         207,140        177,138        117,772         60,200

Total Assets                                                20,359          21,919         42,268         95,045         83,796

Net Unrealized Appreciation of Investments                   4,773           4,008          9,880         35,125         22,464

Cost of Portfolio Investments purchased                          -             474            207          2,741          2,428

Cumulative Cost of Portfolio Investments                   116,533         116,533        116,059        115,851        113,110

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized (Loss) Gain on Investments                   $    (14)        $   103        $   309          $ 273       $    135

Net (Decrease) Increase in Net Assets
   Resulting from Operations                                   (10)             64            137            358            (79)

Cash Distributions                                              35             225            410            400            135

Cumulative Cash Distributions                                1,560         1,525          1,300            890         490

Net Unrealized Appreciation of Investments                      32              26             65            232            148

Net Asset Value, including Net Unrealized
   Appreciation of Investments                                 117             162            323            596            638


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

As of December 31, 1998, the Partnership held $4,488,454 in short-term investments with maturities of less than one year and $423,675 in an interest-bearing cash account. For the years ended December 31, 1998, 1997 and 1996, the Partnership earned interest from such investments totaling $280,896, $638,556 and $979,803, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income and from proceeds received from the sale of portfolio investments.

The Managing General Partner is working toward the termination of the Partnership as soon as practical, with the goal of maximizing returns to partners. In July 1997, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 1999. In addition, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership. The Partnership will not make any new portfolio investments. Generally, net proceeds received from the sale of portfolio investments are distributed to Partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

Subsequent to the end of the year, on January 26, 1999 the Partnership made a cash distribution to partners totaling $4,514,772, including $4,200,000, or $35 per Unit, to limited partners of record on December 31, 1998. The Managing General Partner received $314,632 and the Individual General Partners received $140. Cumulative cash distributions to partners as of December 31, 1998, including the accrued distribution paid in January 1999, total $211,654,736, including $187,200,000 to the limited partners, or $1,560 per $1,000 Unit, $24,448,496 to the Managing General Partner and $6,240 to the Individual General Partners.

Results of Operations

For the year ended December 31, 1998, the Partnership had a net realized loss from operations of $2,319,244. For the years ended December 31, 1997 and 1996, the Partnership had a net realized gain from operations of $15,659,055 and $46,191,360, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest, dividend and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1998, the Partnership had a $2,166,356 net realized loss from its portfolio investments. During 1998, Sanderling Biomedical, L.P. completed the liquidation of its remaining portfolio investments, resulting in the termination of Sanderling in December 1998. The Partnership, which had an 80% limited partnership interest in Sanderling, received three in-kind liquidating distributions and a $325,567 cash distribution from Sanderling during 1998. The in-kind distributions included 93,745 shares of Depotech Corp. Inc., a public company. The Partnership sold its shares of Depotech in November 1998 for $136,878, resulting in a realized gain of $79,822. The Partnership also realized a loss of $775,338 during 1998 resulting from the write-off of the unreturned cost of its Sanderling investment. Also during 1998, the Partnership received $187,194 plus interest of $13,069 from Horizon Cellular Telephone Company, L.P., representing the final payments relating to the sale of the Partnership's investment in Horizon. These final payments and the corresponding write-off of the unreturned cost of the Partnership's investment in Horizon resulted in a net realized loss of $18,044 for 1998. Finally, during 1998, the Partnership realized a loss of $1,488,884 from the write-off of its remaining investment in Biocircuits Corporation, which ceased operations during the year. See Note 6 of Notes to Financial Statements for a summary of liquidations by investment completed during 1998.

For the year ended December 31, 1997, the Partnership had a $15,605,512 net realized gain from its portfolio investments. During 1997, the Partnership liquidated portfolio investments, including positions in several of its publicly-traded securities, for $30,571,957, realizing a gain of $22,400,099. This gain was offset by a $6,794,587 realized loss, resulting from the partial write-off of the Partnership's investments in Biocircuits Corporation, Clarus Medical Systems, Inc., Neocrin Company, Inc. and Horizon Cellular Telephone Company, L.P. See Note 6 of Notes to Financial Statements for a summary of liquidations by investment completed during 1997.

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

Investment Income and Expenses - For the year ended December 31, 1998, the Partnership had a net investment loss of $152,888. For the year ended December 31, 1997, the Partnership had net investment income of $53,543 and for the year ended December 31, 1996, the Partnership had a net investment loss of $687,732. The reduced net investment income for 1998 compared to 1997 resulted from a decrease in investment income of $409,615 partially offset by a decrease of $203,184 in operating expenses. The decline in investment income was due to a $357,660 decrease in interest income from short-term investments and a $51,955 decrease in interest, dividend and other income from portfolio investments for 1998 compared to 1997. The decline in interest income from short-term investments primarily resulted from a decrease in funds available for investment in such securities during 1998 compared to 1997. The decrease in interest, dividend and other income from portfolio investments primarily resulted from a $37,754 decrease in dividend income relating to the sale of the Partnership's investment in Borg-Warner Automotive, Inc., which was fully liquidated during the first quarter of 1997. The decline in operating expenses primarily resulted from reduced management fees, as discussed below, and a reduction in professional fees and mailing and printing expenses incurred during the 1998 period. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining portfolio investments.

The increase in net investment income for 1997 compared to 1996 was the result of a $1,560,580 reduction in operating expenses which was partially offset by a $819,305 decrease in investment income for 1997. The decrease in operating expenses during 1997 primarily was attributable to the $1.0 million litigation settlement expensed in 1996 relating to the Partnership's investment in In-Store Advertising, Inc. The additional $560,580 decrease in operating expenses includes a decrease in the management fee, as discussed below, and a reduction to professional fees and mailing and printing expenses incurred during 1997. Such reduced operating expenses reflect the decreased level of activity as the Partnership proceeds to liquidate its remaining investments. The decrease in investment income for 1997 compared to 1996 was comprised of a $478,058 decrease in interest and dividend income from portfolio investments and a $341,247 decrease in interest from short-term investments. Interest income from portfolio investments decreased by $303,166 resulting from the reduced amount of interest-bearing debt securities held by the Partnership during 1997 compared to the amount of such securities held during 1996. Dividend income also declined by $174,892 primarily due to the sale of the Partnership's investment in Borg-Warner Automotive, Inc., as discussed above. The decline in interest from short-term investments resulted primarily from a decrease in funds available for investment in such securities during the year ended December 31, 1997 compared to the same period in 1996.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1998, 1997 and 1996, was $200,000, $282,686 and $686,493, respectively. The decline in the management fee for the years presented reflects the continued liquidation of the Partnership's remaining portfolio investments and subsequent distribution to partners. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the periods presented were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the year ended December 31, 1998, the Partnership reduced the fair value of its portfolio of investments on a net basis by $1,209,743. Additionally during 1998, a net $1,974,768 was transferred from unrealized loss to realized loss relating to portfolio investments liquidated and written-off during 1998, as discussed above. As a result, unrealized appreciation of investments increased by $765,025 for 1998.

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

For the year ended December 31, 1998, the Partnership had a $1,554,219 net decrease in net assets resulting from operations, comprised of the $2,319,244 net realized loss from operations partially offset by the $765,025 increase in unrealized appreciation of investments for the year. As of December 31, 1998, the Partnership's net assets were $15,638,202, down $6,068,991 from $21,707,193 as of December 31, 1997. This decrease is the result of the $4,514,772 cash distribution to partners, which was accrued as of December 31, 1998 and the $1,554,219 decrease in net assets from operations for 1998.

For the year ended December 31, 1997, the Partnership had a $9,786,230 net increase in net assets resulting from operations, comprised of the $15,659,055 net realized gain from operations offset by the $5,872,825 decrease in unrealized appreciation of investments for the year. As of December 31, 1997, the Partnership's net assets were $21,707,193, down $20,215,843 from $41,923,036 as of December 31, 1996. This decrease is the result of the $30,002,073 of cash distributions paid to partners during 1997 exceeding the $9,786,230 increase in net assets from operations for 1997.

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

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 1998, 1997 and 1996, was $117, $162, and $323,
respectively.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the limited partner database, issuance of financial reports and tax information to limited partners and processing distribution payments to limited partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner.

Since the Partnership does not own any equipment and all of its administrative needs are provided by the Management Company, any costs relating to the investigation and correction of potential Y2K problems affecting the Partnership's operations will be incurred by the Administrator, the Management Company or the outside service providers. Therefore, the Management Company and the Managing General Partner do not expect the Partnership to incur any costs relating to the investigation or correction of Y2K concerns.

Finally the Y2K issue is a global concern that my affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown. At the time that specific Y2K problems are identified, if any, the Managing General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments, short-term investments and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $14,970,273 as of December 31, 1998. An assumed 10% decline from this December 31, 1998 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $1,497,027.

As of December 31, 1998, the Partnership held short-term investments consisting of three separate discounted commercial paper instruments with remaining maturities of 20 days or less. These short-term investments were carried at an aggregate amortized cost of $4,488,454 as of December 31, 1998. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of December 31, 1998, would result in a reduction to the fair value of such investments and an unrealized loss which is considered to be immaterial.

Market risk relating to the  Partnership's  interest-bearing  cash  equivalents\
 held as of December 31, 1998 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.


                          ML VENTURE PARTNERS II, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1998 and 1997

Schedule of Portfolio Investments as of December 31, 1998

Schedule of Portfolio Investments as of December 31, 1997

Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Venture Partners II, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1998 and 1997 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. as of December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $14,970,273 and $16,497,000 as of December 31, 1998 and 1997, respectively, representing 96% and 76% of net assets, respectively, whose values have been estimated by the Sub-Manager under the supervision of the Individual General
Partners   and  the  Managing   General   Partner  in  the  absence  of  readily
ascertainable market values. We have reviewed the procedures used by the Sub-Manager in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP

New York, New York
March 24, 1999

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS
As of December 31,


                                                                                                1998                 1997
                                                                                          ----------------     ----------------
ASSETS

Portfolio investments, at fair value (cost $10,197,685 as of
December 31, 1998 and $13,013,680 as of December 31, 1997)                             $     14,970,273     $     17,021,243
Short-term investments, at amortized cost                                                        4,488,454            2,979,552
Cash and cash equivalents                                                                          423,675            1,918,335
Receivable from liquidated securities                                                              475,435                    -
Accrued interest receivable                                                                          1,291                    -
                                                                                          ----------------     ----------------
TOTAL ASSETS                                                                              $     20,359,128     $     21,919,130
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $      4,514,772     $              -
Accounts payable and accrued expenses                                                               85,874              144,890
Due to Management Company                                                                          100,410               41,349
Due to Independent General Partners                                                                 19,870               25,698
                                                                                          ----------------     ----------------
   Total liabilities                                                                             4,720,926              211,937
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           652,777            1,416,952
Individual General Partners                                                                            341                  543
Limited Partners (120,000 Units)                                                                10,212,496           16,282,135
Unallocated net unrealized appreciation of investments                                           4,772,588            4,007,563
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      15,638,202           21,707,193
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     20,359,128     $     21,919,130
                                                                                          ================     ================



See notes to financial statements

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1998

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Borg-Warner Security Corporation* (A)
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     7,031,250
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc. (B)
   171,650 shares of Common Stock                                         May 1995                    43,565            257,475
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc. (A)
152,507 shares of Common Stock                                            Feb. 1989                  192,504             30,978
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)
60,000 shares of Common Stock                                             May 1992                    12,000            249,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,815,731
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226          1,743,464
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            232,813
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             64,469
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.(C)
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc. (C)
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $   10,197,685    $    14,970,273
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 1998


Supplemental Information: Liquidated Portfolio Investments(F)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Allez, Inc.                                           1992            $     1,781,320       $   (1,781,320)     $             0
Amdahl Corporation (Key Computer)                     1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                      1990                  2,000,000           (1,999,999)                   1
BBN Advanced Computer Partners, L.P.                  1990                    868,428             (864,028)               4,400
BBN Integrated Switch Partners, L.P.                  1990-1992             5,022,380           (4,822,797)             199,583
Biocircuits Corporation(D)                            1997-1998             2,653,751           (2,653,751)                   0
Borg-Warner Automotive, Inc.                          1994-1997             2,500,000           14,628,202           17,128,202
Business Depot, Ltd.                                  1994                  1,214,184            1,539,476            2,753,660
CellPro, Incorporated                                 1994-1996             1,560,944           15,999,505           17,560,449
Children's Discovery Centers of America, Inc.         1995                  2,000,259             (236,187)           1,764,072
Clarus Medical Systems                                1997                  1,388,620           (1,388,620)                   0
Communications International, Inc.                    1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                           1990-1991             1,131,070           (1,131,069)                   1
Corporate Express, Inc.                               1994-1997             2,987,912           25,499,494           28,487,406
Data Recording Systems, Inc.                          1988                  1,615,129           (1,499,999)             115,130
Eckerd Corporation                                    1995                    857,004            2,019,272            2,876,276
Elantec, Inc.                                         1993-1997             1,412,118            2,105,168            3,517,286
Everex Systems, Inc.                                  1991-1992               750,000              447,606            1,197,606
-------------------------------------------------------------------------------------------------------------------------------
Hoffman & Company, L.P.                               1993                     40,000              (40,000)                   0
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.                                    1995                  1,822,751           (1,822,751)                   0
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.(E)           1996-1998             3,678,926            1,702,626            5,381,552
-------------------------------------------------------------------------------------------------------------------------------
IDE Corporation                                       1996                    883,909             (883,909)                   0
IDEC Pharmaceuticals Corporation                      1994-1997             4,261,036            8,377,068           12,638,104
Inference Corporation                                 1995-1996               849,362            3,280,433            4,129,795
-------------------------------------------------------------------------------------------------------------------------------
In-Store Advertising, Inc.                            1992                  2,259,741           (2,259,741)                   0
InteLock Corporation                                  1992                  1,254,125           (1,251,274)               2,851
Komag, Incorporated                                   1991-1995             2,365,237            4,477,842            6,843,079
Ligand Pharmaceuticals Inc.                           1992-1996             1,414,435            4,227,245            5,641,680

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1998

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
Magnesys                                              1989            $     1,440,997       $   (1,412,049)     $        28,948
Meteor Message Corporation                            1990                  1,501,048           (1,501,047)                   1
-------------------------------------------------------------------------------------------------------------------------------
Micro Linear Corporation                              1994-1995             1,120,300            2,897,886            4,018,186
-------------------------------------------------------------------------------------------------------------------------------
Mobile Telecommunications
   Technologies Corporation                           1995                  1,558,155            3,439,923            4,998,078
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company                                       1996-1997             3,840,560           (3,840,560)                   0
OccuSystems, Inc.                                     1994-1996             2,657,000            9,353,722           12,010,722
Ogle Resources, Inc.                                  1993                  1,974,286           (1,974,186)                 100
-------------------------------------------------------------------------------------------------------------------------------
Pandora Industries, Inc.                              1990                  2,060,139           (2,060,138)                   1
-------------------------------------------------------------------------------------------------------------------------------
Pyxis Corporation                                     1993                    634,598            7,169,424            7,804,022
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corp.                                  1996-1997             1,807,664            4,370,155            6,177,819
R-Byte Inc.                                           1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.                       1991-1995             2,678,135           30,203,091           32,881,226
Research Applications, Inc.                           1994                    100,000             (100,000)                   0
Ringer Corporation                                    1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries                                      1991-1992             1,600,150           (1,555,149)              45,001
Sanderling Biomedical, L.P.(C)                        1995-1998             1,629,832            1,248,545            2,878,377
Saxpy Computer Corporation                            1988                  2,000,000           (2,000,000)                   0
SDL, Inc.                                             1993-1996             4,757,265           10,502,531           15,259,796
SF2 Corporation                                       1991-1994             2,193,293           (1,856,570)             336,723
Shared Resource Exchange, Inc.                        1990-1994               999,999             (999,998)                   1
Special Situations, Inc.                              1988                    215,000             (187,175)              27,825
Storage Technology Corporation                        1990                  2,174,000            1,466,802            3,640,802
-------------------------------------------------------------------------------------------------------------------------------
Target Vision, Inc.                                   1992-1995             1,500,000           (1,253,750)             246,250
-------------------------------------------------------------------------------------------------------------------------------
TCOM Systems, Inc.                                    1990-1992             4,715,384           (4,711,536)               3,848
-------------------------------------------------------------------------------------------------------------------------------
Telecom USA, Inc.                                     1989                  5,000,000            3,361,778            8,361,778
Touch Communications Incorporated                     1991                  1,119,693           (1,119,693)                   0
Viasoft, Inc.                                         1995-1996               915,348            2,801,429            3,716,777


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
December 31, 1998

                                                                                                 Net
                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments                          $   106,335,311       $  111,278,805     $    217,614,116
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  116,051,393     $    232,584,389
                                                                      =========================================================


(A)  Public company

(B) In June 1998, in a non-cash transaction, the Partnership exchanged its warrant to purchase 59,166 common shares of Brightware, Inc. at $.80 per share for 27,611 shares of Brightware common stock.

(C) During 1998, the Partnership received three liquidating in-kind distributions from Sanderling Biomedical, L.P.: 93,745 common shares of Depotech Corp., Inc., 72,800 common shares and 62,400 preferred shares of ReGen Biologics, Inc., and 21,632 common shares and 134,674 preferred shares of Stereotaxis, Inc. The Depotech shares were subsequently sold by the Partnership in November 1998 for $136,878, resulting in a realized gain of $79,822. Additionally, the Partnership received a final liquidating cash distribution of $325,567 from Sanderling in February 1999. The Partnership also recorded a realized loss of $775,338 during 1998 to reflect the write-off of the unreturned cost of its Sanderling investment.

(D) On May 18, 1998, Biocircuits Corporation announced that it ceased all ordinary business and began to liquidate its remaining assets. As a result, the Partnership wrote-off the remaining $1,488,884 cost of its investment in Biocircuits as of June 30, 1998.

 (E) During 1998, the Partnership received $187,194, plus interest of $13,069, from the sale of options in connection with its investment in HCTC/SPTHOR. Because it is anticipated that no further funds will be received from this investment, the Partnership wrote-off it's remaining cost of $169,150 in HCTC during 1998.

(F) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1998. See
     Note 6 of Notes to Financial Statements for portfolio investments sold or written- off during 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1997

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Biocircuits Corporation*(A)
   401,734 shares of Common Stock                                         May 1991            $      468,051    $       175,759
   2,000,000 shares of Preferred Stock                                                             1,000,000            218,750
   Warrants to purchase 166,667 shares of Common Stock
     at $.75 per share, expiring 1/2/99                                                               20,833                  0
-------------------------------------------------------------------------------------------------------------------------------
Borg-Warner Security Corporation*(A)
500,000 shares of Common Stock                                            Sept. 1988               2,500,000          6,609,375
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
   144,039 shares of Common Stock                                         May 1995                    39,579            216,059
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
   Warrants to purchase 59,166 shares of Common Stock
     at $.80 per share, expiring on 6/10/98                                                            3,986             41,416
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc.(A)
152,507 shares of Common Stock                                            Feb. 1989                  192,504            524,243
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)
60,000 shares of Common Stock                                             May 1992                    12,000            618,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.*(A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          4,802,557
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.:
   SPTHOR Corporation
   10% Promissory Note due 3/26/98                                        May 1992                     5,073              5,073
   5.67% Bridge Loan                                                                                   9,271              9,271
   34.5 shares of Common Stock                                                                       154,806            154,806
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company*
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.*(A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226          1,148,135
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 1997


                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value

Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990           $      241,639    $       581,250
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0            220,396
-------------------------------------------------------------------------------------------------------------------------------
Sanderling Biomedical, L.P.*
80% Limited Partnership interest                                          May 1988                 1,335,625            758,390
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $   13,013,680    $    17,021,243
                                                                                              ---------------------------------

Supplemental Information: Liquidated Portfolio Investments(B)

                                                                                             Net Realized
                                                                           Cost                  Gain               Return
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



See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                               1998               1997               1996
                                                                         ---------------     ---------------    ---------------

INVESTMENT INCOME AND EXPENSES


   Income:

   Interest from short-term investments                                  $       280,896     $       638,556   $        979,803
   Interest and other income from portfolio investments                           13,069              27,270            330,436
   Dividend income                                                                     -              37,754            212,646
                                                                         ---------------     ---------------   ----------------
   Total investment income                                                       293,965             703,580          1,522,885
                                                                         ---------------     ---------------   ----------------

   Expenses:

   Management fee                                                                200,000             282,686            686,493
   Professional fees                                                              78,590             140,089            175,434
   Mailing and printing                                                           77,897             126,589            220,877
   Independent General Partners' fees                                             82,500              91,800            107,100
   Custodial fees                                                                  2,198                 373             13,930
   Miscellaneous                                                                   5,668               8,500              6,783
   Litigation settlement                                                               -                   -          1,000,000
                                                                         ---------------     ---------------   ----------------
   Total investment expenses                                                     446,853             650,037          2,210,617
                                                                         ---------------     ---------------   ----------------

NET INVESTMENT (LOSS) INCOME                                                    (152,888)             53,543           (687,732)

Net realized (loss) gain from portfolio investments                           (2,166,356)         15,605,512         46,879,092
                                                                         ---------------     ---------------   ----------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                      (2,319,244)         15,659,055         46,191,360

Change in unrealized appreciation of investments                                 765,025          (5,872,825)       (25,244,796)
                                                                         ---------------     ---------------   ----------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                             $    (1,554,219)    $     9,786,230   $     20,946,564
                                                                         ===============     ===============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                               1998               1997                1996
                                                                         ---------------     ---------------   ----------------

CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment (loss) income                                             $      (152,888)    $        53,543   $       (687,732)

Adjustments to reconcile net investment (loss) income to cash (used for) provided from operating activities:

(Increase) decrease in accrued interest receivable                                (1,291)             49,442            820,735
(Increase) decrease in accrued interest from short-term
   investments                                                                    (8,895)             19,695            (10,369)
Decrease in payables                                                              (5,783)           (133,258)           (21,176)
                                                                         ----------------    ---------------   ----------------
Cash (used for ) provided from operating activities                             (168,857)            (10,578)           101,458
                                                                         ---------------     ---------------   ----------------

CASH FLOWS (USED FOR) PROVIDED FROM
   INVESTING ACTIVITIES

Net (purchase) return of short-term investments                               (1,500,007)          1,487,155         12,893,395
Cost of portfolio investments purchased                                                -            (474,255)          (207,111)
Deposits released from escrow                                                          -                   -            184,502
Net proceeds from the sale of portfolio investments                              174,204          28,190,298         59,663,087
Repayment of investments in notes                                                      -           2,381,659            727,447
                                                                         ---------------     ---------------   ----------------
Cash (used for) provided from investing activities                            (1,325,803)         31,584,857         73,261,320
                                                                         ---------------     ---------------   ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                    -         (30,002,073)       (73,702,566)
                                                                         ---------------         -----------   ----------------

(Decrease) increase in cash and cash equivalents                              (1,494,660)          1,572,206           (339,788)
Cash and cash equivalents at beginning of year                                 1,918,335             346,129            685,917
                                                                         ---------------     ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                               $       423,675     $     1,918,335   $        346,129
                                                                         ===============     ===============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1996, 1997 and 1998

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
Balance as of December 31, 1995        $   1,471,685      $ 1,457       $   43,744,206      $   35,125,184     $     80,342,532
Cash distributions accrued               (10,164,420)      (1,640)         (49,200,000)                  -          (59,366,060)
Net investment income (loss)                 100,653          (26)            (788,359)                  -             (687,732)
Net realized gain on investments           9,750,851        1,238           37,127,003                   -           46,879,092
Change in unrealized
   appreciation on investments                     -            -                    -         (25,244,796)         (25,244,796)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1996            1,158,769        1,029           30,882,850(A)        9,880,388           41,923,036
Cash distributions paid or accrued        (3,001,173)        (900)         (27,000,000)                  -          (30,002,073)
Net investment income                         13,410            2               40,131                   -               53,543
Net realized loss on investments           3,245,946          412           12,359,154                   -           15,605,512
Change in unrealized
   appreciation on investments                     -            -                    -          (5,872,825)          (5,872,825)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1997            1,416,952          543           16,282,135(A)        4,007,563           21,707,193
Cash distribution - accrued                 (314,632)        (140)          (4,200,000)                  -           (4,514,772)
Net investment income (loss)                   1,059           (5)            (153,942)                  -             (152,888)
Net realized loss on investments            (450,602)         (57)          (1,715,697)                  -           (2,166,356)
Change in unrealized
   appreciation on investments                     -            -                    -             765,025              765,025
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1998        $     652,777      $   341       $   10,212,496(A)   $    4,772,588     $     15,638,202
                                       =============      =======       ==============      ==============     ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $117, $162, and $323 as of December 31, 1998, 1997 and 1996, respectively. Cumulative cash distributions paid, or payable, to limited partners from inception to December 31, 1998, 1997 and 1996 totaled $1,560, $1,525 and $1,300 per Unit, respectively.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $4.8 million as of December 31, 1998, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1998, timing differences of approximately $6.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Reclassifications - Certain reclassifications have been made to the prior periods' financial statements to conform with the current period's presentation.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to December 31, 1998, the Partnership had a $115.5 million net realized gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.3 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

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

6.       Portfolio Investments

Portfolio investments liquidated during the years ended December 31, 1998 and 1997, are shown below:

                                                                                               Realized
Company                                                  Shares Sold          Cost            Gain (Loss)           Return
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
Biocircuits Corporation - partial write-off                    n/a      $    1,488,884      $   (1,488,884)    $             0
Depotech Corp., Inc. (Sanderling)                           93,745              57,056              79,822             136,878
HCTC Investment, L.P. - sale of options                        n/a                   0             187,194             187,194
HCTC Investment, L.P. - partial write-off                      n/a             169,150            (169,150)                  0
Sanderling Biomedical, L.P. - liquidation                      n/a           1,100,905            (775,338)            325,567
                                                                        --------------      --------------     ---------------
Total                                                                   $    2,815,995      $   (2,166,356)    $       649,639
                                                                        ==============      ==============     ===============

Year ended December 31, 1997:
Biocircuits Corporation - partial write-off                    n/a      $    1,164,867      $   (1,164,867)    $             0
Borg-Warner Automotive, Inc.                               251,694           1,258,470           8,381,410           9,639,880
Clarus Medical Systems, Inc. - partial write-off               n/a           1,388,620          (1,388,620)                  0
Corporate Express, Inc.                                    120,755              24,150           2,561,946           2,586,096
Elantec, Inc.                                               23,245              60,437              32,945              93,382
Graham Fields International (Sanderling)                     4,645             113,964             (50,960)             63,004
IDEC Pharmaceuticals Corporation                           477,233           4,043,645           8,594,459          12,638,104
HCTC Investment, L.P. - sale of options                        n/a                   0           2,085,252           2,085,252
HCTC / SPTHOR  - note repayment                                n/a           2,381,659                   0           2,381,659
HCTC Investment, L.P. - partial write-off                      n/a             400,670            (400,670)                  0
Neocrin Company - partial write-off                            n/a           3,840,430          (3,840,430)                  0
Raytel Medical Corporation                                  37,500             144,983                   0             144,983
Vical, Inc.  (Sanderling)                                   59,685             144,550             795,047             939,597
                                                                        --------------      --------------    ----------------
Total                                                                   $   14,966,445      $   15,605,512    $     30,571,957
                                                                        ==============      ==============    ================


ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

7.   Cash Distributions

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to partners from inception of the Partnership through December 31, 1998 are listed below:

                                                        Managing           Individual                                   Per
                                                         General           General         Limited    $1,000
Distribution Date                                        Partner           Partners        Partners                 Unit
------------------------------------------------    ------------------     -------- ---------------         -------------
Inception to December 31, 1995                      $     8,632,165        $   3,160      $       94,800,000         $      790
January 12, 1996                                          2,336,106              400              12,000,000                100
April 26, 1996                                            3,377,898              600              18,000,000                150
July 29, 1996                                             4,238,951              640              19,200,000                160
October 11, 1996                                          2,547,571              400              12,000,000                100
July 11, 1997                                             2,590,089              640              19,200,000                160
October 16, 1997                                            411,084              260               7,800,000                 65
January 26, 1999 (accrued)                                  314,632              140               4,200,000                 35
                                                    ---------------        ---------      ------------------         ----------

Cumulative totals as of December 31, 1998           $    24,448,496        $   6,240      $      187,200,000         $    1,560
                                                    ===============        =========      ==================         ==========

8.     Short-Term Investments

As of December 31, 1998 and 1997, the Partnership had short-term  investments in commercial paper as detailed below.
                                                           Maturity          Purchase          Amortized            Value at
Issuer                                          Yield        Date              Price             Cost               Maturity

December 31, 1998:

Amoco Managers Acceptance Corp.                5.58%        1/12/99     $     1,485,818     $     1,497,211    $      1,500,000

Star Marketers Acceptance Corp.                5.45%        1/19/99           1,487,510           1,495,685           1,500,000

Park Avenue Receivables Corp.                  5.33%        1/20/99           1,481,789           1,495,558           1,500,000
                                                                        ---------------     ---------------    ----------------
Total as of December 31, 1998                                           $     4,455,117     $     4,488,454    $      4,500,000
                                                                        ===============     ===============    ================

December 31, 1997:

International Lease Finance                    5.55%        1/15/98     $     1,480,344     $     1,496,532    $      1,500,000

National Rule                                  5.66%        3/13/98           1,474,766           1,483,020           1,500,000
                                                                        ---------------     ---------------    ----------------

Total as of December 31, 1997                                           $     2,955,110     $     2,979,552    $      3,000,000
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

10.    Classification of Portfolio Investments

As of December 31, 1998, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    8,656,675        $    13,747,915         87.91%
Preferred Stock                                      1,541,010              1,222,358          7.82%
                                                --------------        ---------------        -------
Total                                           $   10,197,685        $    14,970,273         95.73%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,575,448        $     8,292,632         53.03%
Western U.S.                                         3,409,214              2,861,910         18.30%
Eastern U.S.                                         3,213,023              3,815,731         24.40%
                                                --------------        ---------------         ------
Total                                           $   10,197,685        $    14,970,273         95.73%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     7,280,250         46.55%
Biotechnology                                        3,356,191              4,454,039         28.48%
Semiconductors/Electronics                           2,452,226              1,743,464         11.15%
Medical Devices and Services                         1,605,565              1,192,434          7.63%
Computer Hardware/Software                             271,703                300,086          1.92%
                                                --------------        ---------------        -------
Total                                           $   10,197,685        $    14,970,273         95.73%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None
                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

GENERAL PARTNERS

The General Partners of the Partnership consist of the four Individual General Partners and the Managing General Partner. The five General Partners are responsible for the management and administration of the Partnership. As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners are individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission (the "SEC") issued an order declaring that the three Independent General Partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership.

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

Individual General Partners
Dr. Steward S. Flaschen (1)
592 Weed Street
New Canaan, Connecticut 06840
Age 72
Individual General Partner since 1987
Units of the Partnership beneficially owned as of  March 16, 1999 - None (3)
         President of Flaschen & Davies, a management consulting firm, since 1986; Corporate Senior Vice President and member of the Management Policy Board of ITT Corporation from 1982 to 1986 and General Technical Director from 1969 to 1986; Chairman of Telco Systems Inc. from 1990 to 1998; Chairman of TranSwitch Corp. from 1989 to present; Director of Sipex Corp. from 1996 to present.

Jerome Jacobson (1)
4200 Massachusetts Avenue, N.W.
Washington, D.C. 20016
Age 77
Individual General Partner since 1987
Units of the Partnership beneficially owned as of March 16, 1999 - None (3)
         President of Economic Studies Inc., an economic consulting firm, since 1984; Vice Chairman and a director of the Burroughs Corporation from 1980 to 1984; Director of Datawatch Inc.

William M. Kelly (1)
40 Wall Street
New York, New York 10005
Age 55
Individual General Partner since 1991
Units of the Partnership beneficially owned as of March 16, 1999 - None (3)
         Managing Associate of Lingold Associates, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Director of First Eagle Fund of America since 1998 and First Eagle International Fund from 1994 to present.

Kevin K. Albert (2)
World Financial Center
North Tower
New York, New York 10281-1326
Age 46
Individual General Partner since 1990
Units of the Partnership beneficially owned as of March 16, 1999 - None (3)
         Director and President of the Management Company; Managing Director of Merrill Lynch Investment Banking Division ("MLIBK") since 1988.

(1) Independent General Partner and member of the Audit Committee. (2) Interested person of the Partnership as defined by the 1940 Act.
(3) Messrs. Flaschen and Jacobson have each contributed $1,000 to the capital of the Partnership. Messrs. Kelly and Albert succeeded to the interest of prior Individual General Partners who each contributed $1,000 to the capital of the Partnership.

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

     The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. Information concerning Kevin K. Albert, Director and President of the Management Company, is set forth under "General Partners - Individual General Partners". The address of Mr. Caruso, Mr. Cohen and Ms. Herte is South Tower, World Financial Center, New York, New York 10080.

James V. Caruso
Executive Vice President and Director
Age 47
Officer or Director since 1998
         Director of MLIBK, joined Merrill Lynch in January 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, master
         Leases and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group.

David  G. Cohen
Vice President and Director
Age 36
Officer or Director since 1997
         Vice President of MLIBK, joined Merrill Lynch in 1987.

Diane T. Herte
Vice President and Treasurer
Age 38
Officer or Director since 1995
         Vice President of MLIBK since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager or administrator

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualify. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualify.

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

The Sub-Manager is a wholly-owned subsidiary of DLJ Capital Corporation ("DLJ Capital"). DLJ Capital, which was founded in 1969, has established ten institutional venture capital funds ("Sprout Funds") and several smaller funds, with total committed capital of over $1.6 billion. Six of such institutional funds, with capital exceeding $1.5 billion, are currently operating. As of December 31, 1998, DLJ Capital's most recent limited partnership is Sprout Capital VIII, L.P., which was established in 1998 with an excess of 72 percent of its $750 million capital provided by participants in earlier Sprout Funds. DLJ Capital's principal office is located at 277 Park Avenue, New York, New York 10172, and it maintains additional offices in Menlo Park, California and Deerfield, Illinois.

The following table sets forth information concerning the directors, principal executive officers and other officers of the Sub-Manager. Unless otherwise noted, the address of each such person is 277 Park Avenue, New York, New York 10172.

Richard E. Kroon
President, Chief Executive Officer and Director
Age 56
Officer or Director since 1977
         Managing General Partner of Sprout Group, the venture capital affiliate of DLJ since 1981.

Janet A. Hickey
Senior Vice President
Age 53
Officer or Director since 1985
         General Partner of Sprout Group since 1985; Vice President and Manager of Venture Capital  Division of General  Electric
         Investment Corp. from 1970 to 1985.

Keith B. Geeslin(1)
Senior Vice President
Age 45
Officer or Director since 1984
         General Partner of Sprout Group since 1986.

Dr. Robert E. Curry(1)
Vice President
Age 52
Officer or Director since 1991
         President and Director of the Management Company from 1989 to 1991; Managing Director of MLIBK from 1990 to 1991; President of Merrill Lynch R&D Management Inc. ("ML R&D") from 1990 to 1991, Vice President of ML R&D from 1984 to 1990 and Director of ML R&D from 1987 to 1991; General Partner of Sprout Group since 1991.

Robert Finzi(1)
Vice President
Age 45
Officer or Director since 1991
         Vice President of the  Management  Company from 1985 to 1991;
          Associate with Menlo Ventures from 1983 to 1984; General Partner of Sprout Group since 1991.

Anthony F. Daddino
Vice President and Director
Age 58
Officer or Director since 1989
         Director, Executive Vice President and Chief Financial Officer of DLJ.

Marjorie S. White
Secretary, Treasurer and Director
Age 45
Officer  or Director since 1997 Vice President and Secretary of DLJ.

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

Item 11.      Executive Compensation.

Compensation - The Partnership currently pays each Independent General Partner an annual fee of $20,000 in quarterly installments plus $1,500 for each meeting of the Individual General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by the Individual General Partner is required. The Partnership pays all actual out-of-pocket expenses incurred by the Independent General Partners relating to attendance at such meetings. The Independent General Partners receive $1,500 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. For the year ended December 31, 1998, the aggregate fees paid by the Partnership to the Independent General Partners totaled $82,500.

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

For its fiscal year ended December 31, 1998, the Partnership had a net realized loss of $2,166,356 from the liquidation of certain portfolio investments. On a cumulative basis, from inception to December 31, 1998, the Partnership had $115,536,570 of net realized gains and investment income from its portfolio of venture capital investments. No cash distributions were paid by the Partnership during 1998. Subsequent to the end of the year, on January 26, 1999, the Partnership made a cash distribution to partners totaling $4,514,772, including $4,200,000, or $35 per Unit, to Limited Partners of record on December 31, 1998. The Managing General Partners received $314,632 and the Individual General Partners received $140.

Management Fee - Pursuant to the Management Agreement, the Partnership pays the Management Company a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed to the Partners and realized capital losses, with a minimum annual fee of $200,000. Such fee is payable quarterly based on the adjusted capital contributions, as described above, at the end of the preceding calendar quarter. As described previously, the Management Company has entered into a Sub-Management Agreement with DLJ, pursuant to which the Management Company compensates DLJ for management services. For the year ended December 31, 1998, management fees incurred by the Partnership to the Management Company aggregated $200,000.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Reference  is  made  to  Item  10  "Individual   General  Partners"   concerning
information with respect to security ownership.

As of March 16, 1999, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own an aggregate of 134 Units of the Partnership and Merrill Lynch Pierce Fenner & Smith, Incorporated owns 230 Units. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. David G. Cohen, Director and Vice President of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1987. Diane T. Herte, a Vice President and Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1984. Messrs. Albert, Caruso, Cohen and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           1.    Financial Statements

                     Balance Sheets as of December 31, 1998 and 1997

                     Schedule of Portfolio Investments as of December 31, 1998

                     Schedule of Portfolio Investments as of December 31, 1997

                     Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                     Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                     Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

                    Notes to Financial Statements

              2.    Exhibits

                    (3) (a) Amended and Restated Certificate of Limited Partnership of the Partnership, dated as of January 12, 1987. (1)

                    (3)  (b)  Amended  and  Restated   Certificate   of  Limited
                    Partnership of the Partnership, dated July 27, 1990.
                               (2)

                    (3)   (c)  Amended and  Restated  Certificate  of Limited
                     Partnership  of the  Partnership,  dated March 25,1991. (3)

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1999.


         ML VENTURE PARTNERS II, L.P.


         /s/   Kevin K. Albert
By:      Kevin K. Albert
         Individual General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1999.



By:      MLVPII Co., L.P.                     By:     /s/   Steward S. Flaschen

         its Managing General Partner                 Steward S. Flaschen
                                                      Individual General Partner
By:      Merrill Lynch Venture Capital Inc.         ML Venture Partners II, L.P.
         its General Partner


By:      /s/   Kevin K. Albert                    By:     /s/   Jerome Jacobson
         ---------------------------------   ---------------------------------
         Kevin K. Albert                                     Jerome Jacobson
         President                                Individual General Partner
         (Principal Executive Officer)           ML Venture Partners II, L.P.


By:      /s/   Diane T. Herte                    By:     /s/   William M. Kelly
         Diane T. Herte                                        William M. Kelly
         Vice President and Treasurer                 Individual General Partner
       (Principal Financial and Accounting Officer)  ML Venture Partners II,L.P.


By:      /s/ David G. Cohen
         David G. Cohen
         Vice President