Form 10-Q
period 1999-03-31
ML VENTURE PARTNERS II LP
filed 1999-05-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                                                    Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-14217

                             ML VENTURE PARTNERS II, L.P.
-------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


Delaware                                                            13-3324232
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                  10281-1326
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

                               ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of March 31, 1999 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                                 PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                          March 31, 1999       December 31,
                                                                                            (Unaudited)              1998
ASSETS

Portfolio investments, at fair value (cost $9,834,307 as of
   March 31, 1999 and $10,197,685 as of December 31, 1998)                                $     13,814,513     $     14,970,273
Short-term investments, at amortized cost                                                          496,249            4,488,454
Cash and cash equivalents                                                                          257,435              423,675
Receivable from liquidated securities                                                                    -              475,435
Accrued interest receivable                                                                              -                1,291
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     14,568,197     $     20,359,128
                                                                                          ================     ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      4,514,772
Accounts payable and accrued expenses                                                              115,545               85,874
Due to Management Company                                                                           50,000              100,410
Due to Independent General Partners                                                                 24,000               19,870
                                                                                          ----------------     ----------------
   Total liabilities                                                                               189,545            4,720,926
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           576,261              652,777
Individual General Partners                                                                            327                  341
Limited Partners (120,000 Units)                                                                 9,821,858           10,212,496
Unallocated net unrealized appreciation of portfolio investments                                 3,980,206            4,772,588
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      14,378,652           15,638,202
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     14,568,197     $     20,359,128
                                                                                          ================     ================


See notes to financial statements

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 1999

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Borg-Warner Security Corporation* (A)
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     6,281,250
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc. (B)
   200,057 shares of Common Stock                                         May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*
179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc. (A)
152,507 shares of Common Stock                                            Feb. 1989                  192,504             24,782
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)
60,000 shares of Common Stock                                             May 1992                    12,000            249,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          2,171,019
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)
425,236 shares of Common Stock                                            Sept. 1988               2,452,226          3,027,062
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            206,250
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             52,582
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $    9,834,307    $    13,814,513
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
March 31, 1999


Supplemental Information:  Liquidated Portfolio Investments(C) (D)

                                                                                                 Net
                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments                          $   106,698,689       $  110,915,427     $    217,614,116
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  114,895,633     $    231,428,629
                                                                      =========================================================


(A)  Public company

(B) In March 1999, in a non-cash transaction, the Partnership exchanged its warrant to purchase 38,737 common shares of Brightware, Inc. at $.40 per share for 28,407 shares of Brightware common stock.

(C) In March 1999, the Partnership wrote-off its remaining investment in Neocrin Company, realizing a loss of $363,378.

(D)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
Investments" are cumulative from inception through March 31, 1999.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                               1999                  1998
                                                                                         ---------------        --------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                                 $         22,972        $      70,588
   Interest and other income from portfolio investments                                              530                    -
                                                                                        ----------------        -------------
   Total investment income                                                                        23,502               70,588
                                                                                        ----------------        -------------

Expenses:
   Management fee                                                                                 50,000               50,000
   Professional fees                                                                              26,340               30,068
   Mailing and printing                                                                           25,467               27,152
   Independent General Partners' fees                                                             24,000               24,000
   Custodial fees                                                                                  1,011                   99
   Miscellaneous                                                                                     474                  189
                                                                                        ----------------        -------------
   Total investment expenses                                                                     127,292              131,508
                                                                                        ----------------        -------------

NET INVESTMENT LOSS                                                                             (103,790)             (60,920)

Net realized loss from portfolio investments                                                    (363,378)                   -
                                                                                        ----------------        -------------

NET REALIZED LOSS FROM OPERATIONS                                                               (467,168)             (60,920)

Change in net unrealized appreciation of portfolio investments                                  (792,382)           1,001,583
                                                                                        ----------------        -------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                                            $     (1,259,550)       $     940,663
                                                                                        ================        =============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,


                                                                                              1999                   1998
                                                                                        ----------------        ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                     $       (103,790)       $       (60,920)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in accrued interest and accounts receivable                                    1,291                 (4,399)
Decrease in accrued interest from short-term investments                                          31,428                  3,343
(Decrease) increase in payables                                                                  (16,609)                 6,518
                                                                                        ----------------        ---------------
Cash used for operating activities                                                               (87,680)               (55,458)
                                                                                        ----------------        ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                                3,960,777             (1,485,862)
Net proceeds from the sale of portfolio investments                                              475,435                      -
                                                                                        ----------------        ---------------
Cash provided from (used for) investing activities                                             4,436,212             (1,485,862)
                                                                                        ----------------        ---------------

CASH FLOWS USED FOR FINANCING ACTIVITES

Cash distribution paid to partners                                                            (4,514,772)                     -
                                                                                        ----------------        ---------------

Decrease in cash and cash equivalents                                                           (166,240)            (1,541,320)
Cash and cash equivalents at beginning of period                                                 423,675              1,918,335
                                                                                        ----------------        ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $        257,435        $       377,015
                                                                                        ================        ===============



See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1999



                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $     652,777      $    341      $   10,212,496      $    4,772,588     $     15,638,202

Net investment loss                             (933)           (4)           (102,853)                  -             (103,790)

Net realized loss from portfolio
   investments                               (75,583)          (10)           (287,785)                  -             (363,378)

Change in unrealized
   appreciation of investments                     -             -                   -            (792,382)            (792,382)
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $     576,261      $    327      $    9,821,858 (A)  $    3,980,206     $     14,378,652
                                       =============      ========      ===============     ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, was $108 as of March 31, 1999. Additionally, cumulative cash distributions paid to limited partners from inception to March 31, 1999 totaled $1,560 per Unit.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $4.0 million as of March 31, 1999, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1999, timing differences of approximately $6.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Reclassifications - Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to March 31, 1999, the Partnership had a $115.2 million net realized gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.3 million.

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

6.       Interim Financial Statements

In the opinion of MLVPII Co., L.P. the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1999, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

7.       Subsequent Event

Subsequent to the end of the quarter through April 26, 1999, the Partnership sold 221,000 common shares of Photon Dynamics, Inc. for $2,225,850, realizing a gain of $951,400.

8.     Classification of Portfolio Investments

As of March 31, 1999, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    8,656,675        $    12,592,155         87.58%
Preferred Stock                                      1,177,632              1,222,358          8.50%
                                                --------------        ---------------        -------
Total                                           $    9,834,307        $    13,814,513         96.08%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    3,575,448        $     7,542,632         52.46%
Western U.S.                                         3,045,836              4,100,862         28.52%
Eastern U.S.                                         3,213,023              2,171,019         15.10%
                                                --------------        ---------------         ------
Total                                           $    9,834,307        $    13,814,513         96.08%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     6,530,250         45.41%
Biotechnology                                        3,356,191              2,803,131         19.50%
Semiconductors/Electronics                           2,452,226              3,027,062         21.05%
Medical Devices and Services                         1,242,187              1,153,984          8.03%
Computer Hardware/Software                             271,703                300,086          2.09%
                                                --------------        ---------------        -------
Total                                           $    9,834,307        $    13,814,513         96.08%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1999, the Partnership held $496,249 in short-term investments with maturities of less than one year and $257,435 in an interest-bearing cash account. Interest earned from such investments totaled $22,972 for the three months ended March 31, 1999. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, from interest and other investment income received and from proceeds received from the sale of portfolio investments.

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

The Partnership will not make additional investments in any new portfolio companies. Generally, net proceeds received from the sale of portfolio investments are distributed to Partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

Subsequent to the end of the quarter through April 26, 1999, the Partnership sold 221,000 common shares of Photon Dynamics, Inc. for $2,225,850. See
Note 7 of Notes to Financial Statements.

Results of Operations

For the three months ended March 31, 1999 and 1998, the Partnership had a net realized loss from operations of $467,168 and $60,920, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest, dividend and other portfolio income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a $363,378 net realized loss resulting from the write-off of its remaining investment in Neocrin Company due to continued operating and financial difficulties at the company.

The Partnership had no realized gains or losses from portfolio investments for the three months ended March 31, 1998.

Investment Income and Expenses - For the three months ended March 31, 1999 and 1998, the Partnership had a net investment loss of $103,790 and $60,920, respectively. The increase in net investment loss for the 1999 period compared to the same period in 1998, was primarily attributable to a $47,086 decrease in investment income for the 1999 period compared to the same period in 1998. The decline in investment income primarily resulted from a decrease in interest from short-term investments, primarily due to a decrease in funds available for investment in such securities during the first quarter of 1999 compared to the same period in 1998. Operating expenses of $127,292 for the three months ended March 31, 1999 were slightly lower than operating expenses of $131,508 for the three months ended March 31, 1998.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended March 31, 1999 and 1998, was $50,000. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the period were obtained from interest received from short-term investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 1999, the Partnership reduced the fair value of its remaining portfolio investments on a net basis by $1,155,760. Additionally, during the quarter, $363,378 of unrealized loss was transferred to realized loss relating to the write-off of Neocrin Company during the quarter, as discussed above. As a result, the Partnership had a $792,382 unfavorable change in net unrealized appreciation of investments for the three months ended March 31, 1999.

For the three months ended March 31, 1998, the Partnership increased the fair value of its remaining portfolio investments on a net basis by $1,001,583, increasing net unrealized appreciation of investments for the three month period ended March 31, 1998.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2)changes to net unrealized appreciation of portfolio investments.

As of March 31, 1999, the Partnership's net assets were $14,378,652, down $1,259,550 from $15,638,202 as of December 31, 1998. This decrease was comprised of the $467,168 net realized loss from operations and the $792,382 decrease in net unrealized appreciation of investments for the three months ended March 31, 1999.

As of March 31, 1998, the Partnership's net assets were $22,647,856, up $940,663 from $21,707,193 as of December 31, 1997. This increase was comprised of the $1,001,583 increase in net unrealized appreciation of investments offset by the $60,920 net realized loss from operations for the three months ended March 31, 1998.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if such net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 1999 and December 31, 1998 was $108 and $117, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. The Administrator currently is in the process of purchasing, installing, and testing the necessary software patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

Since the Partnership does not own any equipment and all of its administrative needs are provided by the Management Company, any costs relating to the investigation and correction of potential Y2K concerns affecting the Partnership's operations will be incurred by the Administrator, the Management Company or the outside service providers. Therefore, the Management Company and the Managing General Partner do not expect the Partnership to incur any costs relating to the investigation or correction of Y2K concerns.

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




Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

The Partnership's portfolio investments had an aggregate fair value of $13,814,513 as of March 31, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $1,381,451.

As of March 31, 1999, the Partnership held discounted commercial paper with a remaining maturity of 55 days. This short-term investment was carried at an aggregate amortized cost of $496,249 as of March 31, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of March 31, 1999, would result in a reduction to the fair value of such investments and an unrealized loss which is also considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 1999 is also considered to be immaterial.

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

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits

                    (3)   (a)  Amended and Restated  Certificate  of Limited
                               Partnership of the Partnership, dated as of January 12,1987. (1)

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


By:           /s/      David G. Cohen
              David G. Cohen
              Vice President


By:           /s/     Diane T. Herte
              Diane T. Herte
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         May 14, 1999