Form 10-Q
period 1999-06-30
ML VENTURE PARTNERS II LP
filed 1999-08-16
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of June 30, 1999 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1999
 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                           June 30, 1999       December 31,
                                                                                            (Unaudited)              1998
ASSETS

Portfolio investments, at fair value (cost $6,564,332 as of
   June 30, 1999 and $10,197,685 as of December 31, 1998)                                 $     12,034,937     $     14,970,273
Short-term investments at amortized cost                                                         2,729,829            4,488,454
Cash and cash equivalents                                                                          391,777              423,675
Receivable from securities sold                                                                  1,646,859              475,435
Accrued interest receivable                                                                            297                1,291
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     16,803,699     $     20,359,128
                                                                                          ================     ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      4,514,772
Accounts payable and accrued expenses                                                               78,529               85,874
Due to Management Company                                                                           79,991              100,410
Due to Independent General Partners                                                                 24,620               19,870
                                                                                          ----------------     ----------------
   Total liabilities                                                                               183,140            4,720,926
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           753,317              652,777
Individual General Partners                                                                            347                  341
Limited Partners (120,000 Units)                                                                10,396,290           10,212,496
Unallocated net unrealized appreciation of portfolio investments                                 5,470,605            4,772,588
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      16,620,559           15,638,202
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     16,803,699     $     20,359,128
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 1999

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Burns International Services Corporation* (A)(B)
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     7,617,188
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
200,057 shares of Common Stock                                            May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc. (A)(C)
19,063 shares of Common Stock                                             Feb. 1989                  192,504             10,068
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)
60,000 shares of Common Stock                                             May 1992                    12,000            336,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          2,499,961
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)(D)
31,736 of Common Stock                                                    Sept. 1988                 182,799            365,648
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0              3,637
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            231,250
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             63,769
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $    6,564,332    $    12,034,937
                                                                                              ---------------------------------


Supplemental Information:  Liquidated Portfolio Investments(F)
                                                                                                 Net
                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments(E)                       $   109,968,664       $  111,771,618     $    221,740,282
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
Totals from Active & Liquidated Portfolio Investments                 $   116,532,996       $  117,242,223     $    233,775,219
                                                                      =========================================================


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited), continued
As of June 30, 1999


(A)  Public company

(B) Borg-Warner Security Corporation changed its corporate name to Burns International Services Corporation.

(C) On April 15, 1999, CoCensys, Inc. effected a 1-for-8 reverse split of its outstanding stock.

(D) During the quarter ended June 30, 1999, the Partnership sold 393,500 shares of Photon Dynamics Inc. for $4,124,599, realizing a gain of $1,855,172. In July 1999, the Partnership sold its remaining 31,736 common shares of Photon Dynamics for $365,648.

(E) In June 1999, the Partnership wrote-off its remaining investment i n Clarus Medical Systems, Inc., realizing a loss of $1,000,548. Additionally, during the quarter ended June 30, 1999, the Partnership received a $1,567 liquidating distribution from MLMS Cancer Research, Inc.

(F)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1999.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.







See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,

                                                                    1999            1998              1999            1998
                                                               ------------     -------------    -------------    --------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                        $      26,081    $       71,485   $      49,053    $      142,073
   Interest and other income from portfolio
     investments                                                          71             8,496             601             8,496
                                                               -------------    --------------   -------------    --------------
     Total investment income                                          26,152            79,981          49,654           150,569
                                                               -------------    --------------   -------------    --------------

   Expenses:
   Management fee                                                     50,000            50,000         100,000           100,000
   Professional fees                                                  25,371            24,646          51,711            54,714
   Mailing and printing                                               23,615            13,371          49,082            40,523
   Independent General Partners' fees                                 24,000            19,500          48,000            43,500
   Custodial fees                                                        800               853           1,811               952
   Miscellaneous                                                       7,049             4,360           7,523             4,549
                                                               -------------    --------------   -------------    --------------
   Total investment expenses                                         130,835           112,730         258,127           244,238
                                                               -------------    --------------   -------------    --------------

NET INVESTMENT LOSS                                                 (104,683)          (32,749)       (208,473)          (93,669)

Net realized gain (loss) from portfolio investments                   856,191       (1,497,379)        492,813        (1,497,379)
                                                               --------------       ----------   -------------    --------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                         751,508       (1,530,128)        284,340        (1,591,048)

Change in unrealized appreciation of investments                    1,490,399          944,548         698,017         1,946,131
                                                               --------------   --------------   -------------    --------------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                  $    2,241,907   $     (585,580)  $     982,357    $      355,083
                                                               ==============   ==============   =============    ==============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                1999                 1998
                                                                                          ----------------     ----------------
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (208,473)    $        (93,669)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in accrued interest from short-term investments                                 19,889                 (282)
Decrease in accrued interest receivable                                                                994                    -
Decrease in liabilities, net                                                                       (23,014)             (31,835)
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (210,604)            (125,786)
                                                                                          ----------------     ----------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                                  1,738,736           (1,453,773)
Net proceeds from the sale of portfolio investments                                              2,954,742              125,793
                                                                                          ----------------     ----------------
Cash provided from (used for) investing activities                                               4,693,478           (1,327,980)
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to partners                                                             (4,514,772)                   -
                                                                                          ----------------     ----------------

Decrease in cash and cash equivalents                                                              (31,898)          (1,453,766)
Cash and cash equivalents at beginning of period                                                   423,675            1,918,335
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        391,777     $        464,569
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1999




                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments          Total

Balance at beginning of period         $     652,777      $    341      $   10,212,496      $    4,772,588     $     15,638,202

Net investment loss                           (1,966)           (7)           (206,500)                  -             (208,473)

Net realized gain from
   portfolio investments                     102,506            13             390,294                   -              492,813

Change in unrealized
   appreciation of  investments                    -             -                   -             698,017              698,017
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $     753,317      $    347      $   10,396,290 (A)  $    5,470,605     $     16,620,559
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, is $123 as of June 30, 1999. Cumulative cash distributions paid to limited partners from inception to June 30, 1999 totaled $1,560 per Unit.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $5.5 million as of June 30, 1999, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1999, timing differences of approximately $6.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

Reclassifications - Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to June 30, 1999, the Partnership had a $116.0 million net realized gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.3 million.

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

6.       Interim Financial Statements

In the opinion of MLVPII Co., L.P. the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1999, and for the six month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

7.     Classification of Portfolio Investments

As of June 30, 1999, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    6,387,248        $    11,707,731         70.44%
Preferred Stock                                        177,084                327,206          1.97%
                                                --------------        ---------------        -------
Total                                           $    6,564,332        $    12,034,937         72.41%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    2,574,900        $     8,070,418         48.56%
Western U.S.                                           776,409              1,464,558          8.81%
Eastern U.S.                                         3,213,023              2,499,961         15.04%
                                                --------------        ---------------         ------
Total                                           $    6,564,332        $    12,034,937         72.41%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     7,953,188         47.84%
Biotechnology                                        3,356,191              3,117,359         18.76%
Semiconductors/Electronics                             182,799                369,285          2.22%
Medical Devices and Services                           241,639                295,019          1.78%
Computer Hardware/Software                             271,703                300,086          1.81%
                                                --------------        ---------------        -------
Total                                           $    6,564,332        $    12,034,937         72.41%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

8.       Subsequent Events

Subsequent to the end of the quarter, in July 1999, the Partnership sold its remaining 31,736 common shares of Photon Dynamics, Inc. for $365,648, which resulted in a realized gain of $182,849 for the quarter ending September 30, 1999.

In August 1999, the General Partners approved a cash distribution to Partners totaling $4,380,729. The distribution will be paid in October 1999. Limited partners of record on September 30, 1999 will receive $4,200,000, or $35 per Unit. Additionally, the Individual General Partners will receive $140 and the Managing General Partner will receive $180,589.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Partnership held $2,729,829 in short-term investments with maturities of less than one year and $391,777 in an interest-bearing cash account. Interest earned from such investments totaled $26,081 and $49,053 for the three and six months ended June 30, 1999, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

The Managing General Partner is working toward the termination of the Partnership as soon as practical, with the goal of maximizing returns to partners. In July 1997, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 1999. However, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

The Partnership will not make additional investments in any new portfolio companies. Generally, net proceeds received from the sale of portfolio investments are distributed to Partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

As discussed below, during the quarter the Partnership sold 393,500 common shares of Photon Dynamics, Inc. for $4,124,599. Additionally, subsequent to the end of the quarter, in July 1999, the Partnership sold its remaining 31,736 common shares of Photon Dynamics for $365,648. See Note 7 of Notes to Financial Statements.

In August 1999, the General Partners approved a cash distribution to Partners totaling $4,380,729. The distribution will be paid in October 1999. Limited Partners of record on September 30, 1999 will receive $4,200,000, or $35 per Unit. Additionally, the Individual General Partners will receive $140 and the Managing General Partner will receive $180,589.

Results of Operations

For the three and six months ended June 30, 1999, the Partnership had a net realized gain from operations of $751,508 and $284,340, respectively. For the three and six months ended June 30, 1998, the Partnership had a net realized loss from operations of $1,530,128 and $1,591,048, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1999, the Partnership had a net realized gain from its portfolio investments of $856,191 and $492,813, respectively. In June 1999, the Partnership realized a loss of $1,000,548 resulting from the write-off of its remaining investment in Clarus Medical Systems, Inc. due to continued business and financial difficulties at the company. Also during the quarter ended June 30, 1999, the Partnership sold 393,500 shares of Photon Dynamics, Inc., realizing a gain of $1,855,172. The Partnership also received a $1,567 liquidating distribution from MLMS Cancer Research, Inc. during the quarter, which was recorded as a realized gain.

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

Investment Income and Expenses - For the three months ended June 30, 1999 and 1998, the Partnership had a net investment loss of $104,683 and $32,749, respectively. The $71,934 increase in investment loss for the 1999 period compared to the same period in 1998 resulted from a $53,829 decrease in investment income and an $18,105 increase in operating expenses. The decline in investment income was attributable to a $45,404 decrease in interest from short-term investments and an $8,425 decrease in interest and other income from portfolio investments. The decrease in interest from short-term investments primarily was due to a decrease in funds available for investment in such securities during the second quarter of 1999 compared to the same period in 1998. The decline in interest and other income from portfolio investments resulted from a decrease in interest income from Horizon Cellular Telephone Company, an interest bearing portfolio investment that was liquidated in 1998. The increase in operating expenses primarily resulted from an increase in mailing and printing and other operating expenses incurred during the 1999 period.

For the six months ended June 30, 1999 and 1998, the Partnership had a net investment loss of $208,473 and $93,669, respectively. The increase in net investment loss for the 1999 period compared to the same period in 1998, primarily was attributable to a $100,915 decrease in investment income and a $13,889 increase in operating expenses. The decline in investment income was due to a $93,020 decrease in interest from short-term investments and a $7,895 decrease in income from portfolio investments. The decrease in interest from short-term investments primarily was due to a decrease in funds available for investments in such securities during the six months ended June 30, 1999 compared to the same period in 1998. The decrease in income from portfolio investments primarily resulted from a decrease in interest income from Horizon Cellular Telephone Company, an interest bearing portfolio investment that was liquidated in 1998. The increase in operating expenses primarily was due to an increase in mailing and printing and other operating expenses incurred during the 1999 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 1999 and 1998 was $50,000 . The management fee for the six months ended June 30, 1999 and 1998 was $100,000. The management fee will remain at the annual minimum fee of $200,000 for 1999 and will remain the same in future periods through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the period were obtained from interest earned from short-term investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments -For the six months ended June 30, 1999, the Partnership had a $786,941 net unrealized gain from its portfolio investments, resulting from the net upward revaluation of its remaining portfolio investments. Additionally, during the six month period, $88,924 of unrealized gain was transferred to realized gain, relating to portfolio investments sold or written off during the period, as discussed above. The $786,941 unrealized gain and the $88,924 net transfer from unrealized gain to realized gain, resulted in a $698,017 favorable change to the Partnership's net unrealized appreciation of investments for the six month period ended June 30, 1999.

For the six months ended June 30, 1998, the Partnership had a $722,131 net unrealized gain from its portfolio investments, resulting from the net upward revaluation of its remaining portfolio investments. Additionally, during the six month period, unrealized appreciation increased by $1,224,000 resulting from the transfer from unrealized loss to realized loss relating to the write-off of the Partnership's remaining investment in Biocircuits Corporation, as discussed above. The $722,131 unrealized gain and the $1,224,000 transfer from unrealized loss to realized loss, resulted in a $1,946,131 favorable change to the Partnership's net unrealized appreciation of investments for the six month period ended June 30, 1998.

     Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 1999, the Partnership's net assets were $16,620,559, up $982,357 from $15,638,202 as of December 31, 1998. This increase was comprised of the $698,017 increase in unrealized appreciation of investments and the $284,340 net realized gain from operations for the six month period ended June 30, 1999.

As of June 30, 1998, the Partnership's net assets were $22,062,276, up $355,083 from $21,707,193 as of December 31, 1997. This increase was comprised of the $1,946,131 increase in unrealized appreciation of investments, partially offset by the $1,591,048 net realized loss from operations for the six month period ended June 30, 1998.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 1999 and December 31, 1998 was $123 and $117, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. Additionally, the Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. The Administrator expects to complete the testing of its systems by October 1999.

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

Finally the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown. At the time that specific Y2K problems are identified, if any, the Managing General Partner will take such issues into consideration in adjusting the fair value of the Partnership's portfolio investments.


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

The Partnership's portfolio investments had an aggregate fair value of $12,034,937 as of June 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $1,203,494.

As of June 30, 1999, the Partnership held discounted commercial paper with a remaining maturity of less than 60 days. This short-term investment was carried at an aggregate amortized cost of $2,729,829 as of June 30, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of June 30, 1999, would result in a reduction to the fair value of such investments and an unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 1999 is also considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

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

              (a)   Exhibits

                    (3)   (a)  Amended and Restated  Certificate of Limited
                               Partnership of the Partnership, dated as of January 12, 1987. (1)

                    (3)  (b)  Amended  and  Restated   Certificate   of  Limited
                              Partnership of the Partnership, dated July 27,
                              1990.(2)

                    (3)   (c)  Amended and  Restated  Certificate  of Limited
                               Partnership of the Partnership, dated March 25, 1991. (3)

                    (3)   (d)  Amended and  Restated  Agreement of Limited
                               Partnership of the Partnership,dated as of May 4, 1987. (4)

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

 (1) Incorporated by reference to the Partnership's Annual Report on For 10-K for the year ended December 31, 1988 filed with the Securities and Exchange Commission on March 27, 1989.

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



Date:         August 16, 1999