Form 10-Q
period 1999-09-30
ML VENTURE PARTNERS II LP
filed 1999-11-15
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML VENTURE PARTNERS II, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of September 30, 1999 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Qualitative and Quantitative Disclosures About Market Risk.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                           September 30,
                                                                                               1999            December 31,
                                                                                            (Unaudited)              1998
ASSETS

Portfolio investments, at fair value (cost $6,189,029 as of
   September 30, 1999 and $10,197,685 as of December 31, 1998)                            $     15,292,593     $     14,970,273
Short-term investments at amortized cost                                                                 -            4,488,454
Cash and cash equivalents                                                                        5,155,678              423,675
Receivable from securities sold                                                                          -              475,435
Accrued interest receivable                                                                              -                1,291
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     20,448,271     $     20,359,128
                                                                                          ================     ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $      4,380,729     $      4,514,772
Accounts payable and accrued expenses                                                              104,695               85,874
Due to Management Company                                                                          116,235              100,410
Due to Independent General Partners                                                                 20,154               19,870
                                                                                          ----------------     ----------------
   Total liabilities                                                                             4,621,813            4,720,926
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           575,786              652,777
Individual General Partners                                                                            205                  341
Limited Partners (120,000 Units)                                                                 6,146,903           10,212,496
Unallocated net unrealized appreciation of portfolio investments                                 9,103,564            4,772,588
                                                                                          ----------------     ----------------
   Total partners' capital                                                                      15,826,458           15,638,202
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     20,448,271     $     20,359,128
                                                                                          ================     ================

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 1999

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Burns International Services Corporation* (A)
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     6,046,875
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
200,057 shares of Common Stock                                            May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A) (D)
60,000 shares of Common Stock                                             May 1992                    12,000            564,375
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A) (D)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          7,540,369
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)(B) (D)
3,643 shares of Common Stock                                              Sept. 1988                       0             76,503
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
62,500 shares of Common Stock                                             Feb. 1990                  241,639            135,938
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             21,117
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $    6,189,029    $    15,292,593
                                                                                              ---------------------------------

Supplemental Information:  Liquidated Portfolio Investments(E)
                                                                                                  Net
                                                                            Cost             Realized Gain            Return
Totals from Liquidated Portfolio Investments(C)                       $   110,343,967         $  111,789,338     $  222,133,305
                                                                      ===============         ==============     ==============

                                                                                               Combined Net          Combined
                                                                                             Unrealized and         Fair Value
                                                                            Cost              Realized Gain         and Return
Totals from Active & Liquidated Portfolio
   Investments                                                        $   116,532,996         $ 120,892,902      $  237,425,898
                                                                      ===============         =============      ==============


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued (Unaudited)
As of September 30, 1999

(A)  Public company

(B) In July 1999, the Partnership sold its remaining 31,736 common shares of Photon Dynamics, Inc. for $365,648, realizing a gain of $182,849. Additionally, in September 1999, the Partnership exchanged its option to purchase 6,062 common shares of Photon at $5.40 per share, for 3,643 common shares in a non-cash transaction. The 3,643 shares were subsequently sold in October 1999 for $76,774.

(C) In September 1999, the Partnership sold its remaining investment of 19,063 common shares of CoCensys, Inc. for $19,071, realizing a loss of $173,433. Additionally, the Partnership sold its remaining interest in Ogle Resources Inc., an investment that had previously been written-off, for $8,304, realizing a gain for the entire amount.

(D) Subsequent to the end of the quarter, the Partnership sold its remaining investment in Diatide, Inc. and Corporate Express Inc. for $7,692,188 and $582,000, respectively. See Note 10 of Notes to Financial Statements.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1999.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.




See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,

                                                                    1999           1998              1999             1998
                                                               ------------   ---------------   --------------    --------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                        $     48,422   $         70,845  $       97,475    $      212,918
   Interest and other income from portfolio
     investments                                                         71                  -             672             8,496
                                                               ------------   ----------------  --------------    --------------
   Total investment income                                           48,493             70,845          98,147           221,414
                                                               ------------   ----------------  --------------    --------------

   Expenses:
   Management fee                                                    50,000             50,000         150,000           150,000
   Professional fees                                                 21,617             25,077          73,328            79,791
   Mailing and printing                                              20,520             34,781          69,602            75,304
   Independent General Partners' fees                                19,500             19,500          67,500            63,000
   Custodial fees                                                       244                565           2,055             1,517
   Miscellaneous                                                        663                382           8,186             4,931
                                                               ------------   ----------------  --------------    --------------
   Total investment expenses                                        112,544            130,305         370,671           374,543
                                                               ------------   ----------------  --------------    --------------

NET INVESTMENT LOSS                                                 (64,051)           (59,460)       (272,524)         (153,129)

Net realized gain (loss) from portfolio investments                  17,720           (666,740)        510,533        (2,164,119)
                                                               ------------   ----------------  --------------    --------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS                                                       (46,331)          (726,200)        238,009        (2,317,248)

Change in unrealized appreciation of investments                  3,632,959         (3,951,246)      4,330,976        (2,005,115)
                                                               ------------   ----------------  --------------    --------------

NET INCREASE (DECREASE) IN
   NET ASSETS RESULTING FROM
   OPERATIONS                                                $    3,586,628   $     (4,677,446) $    4,568,985  $     (4,322,363)
                                                             ==============   ================  ==============  ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                1999                 1998
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (272,524)    $       (153,129)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable                                                              1,291                    -
Decrease (increase) in accrued interest on short-term investments                                   33,337              (22,171)
Increase in liabilities, net                                                                        34,930               22,446
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (202,966)            (152,854)
                                                                                          ----------------     ----------------

CASH FLOWS  PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                                  4,455,117           (1,455,886)
Net proceeds from the sale of portfolio investments                                              4,994,624              125,793
                                                                                          ----------------     ----------------
Cash provided from (used for) investing activities                                               9,449,741           (1,330,093)
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                             (4,514,772)                   -
                                                                                          ----------------     ----------------

Increase (decrease) in cash and cash equivalents                                                 4,732,003           (1,482,947)
Cash and cash equivalents at beginning of period                                                   423,675            1,918,335
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      5,155,678     $        435,388
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1999



                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments    Total

Balance at beginning of period         $     652,777      $    341      $   10,212,496      $    4,772,588     $     15,638,202

Accrued cash distribution - paid
October 7, 1999                             (180,589)         (140)         (4,200,000)                  -           (4,380,729)

Net investment loss                           (2,593)           (9)           (269,922)                  -             (272,524)

Net realized gain from
   portfolio investments                     106,191            13             404,329                   -              510,533

Change in unrealized
   appreciation of  investments                    -             -                   -           4,330,976            4,330,976
                                       -------------      --------      --------------      --------------     ----------------

Balance at end of period               $     575,786      $    205      $    6,146,903(A)   $    9,103,564     $     15,826,458
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized appreciation of investments, is $111 as of September 30, 1999. Cumulative cash distributions paid and accrued to limited partners from inception to September 30, 1999 totaled $1,595 per unit.



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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns to Partners. In November 1999, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2001. In addition, the Individual General Partners have the right to extend the term of the Partnership for an additional two-year period if they determine that such extension is in the best interest of the Partnership.

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market. Portfolio investments are carried at fair value, as determined quarterly by the Sub-Manager under the supervision of the Individual General Partners and the Managing General Partner. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted by a factor of 0% to 50% for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the company's Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted 1) to reflect meaningful third-party transactions in the private market or 2) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Sub-Manager considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $9.1 million as of September 30, 1999, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1999, timing differences of approximately $6.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the selling of Units totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided that such amount is positive. All other gains and losses of the Partnership are allocated among all the Partners (including the Managing General Partner) in proportion to their respective capital contributions to the Partnership. From its inception to September 30, 1999, the Partnership had a $116.0 million net realized gain from its venture capital investments, which includes interest and other income from portfolio investments totaling $4.3 million.

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

6.       Portfolio Investments

Portfolio investments liquidated during the three and nine months ended September 30, 1999 and 1998, are shown below:

                                                           Shares                              Realized
Security                                                    Sold              Cost            Gain (Loss)           Return

Three Months Ended September 30, 1999:
CoCensys, Inc. - sale of common stock                          19,063   $      192,504    $       (173,433)    $        19,071
Ogle Resources, Inc. - sale of remaining holdings                 n/a                0               8,304               8,304
Photon Dynamics, Inc. - sale of common stock                   31,736          182,799             182,849             365,648
                                                                        --------------    ----------------     ---------------
Sub-total                                                                      375,303              17,720             393,023
                                                                        --------------    ----------------     ---------------

Six Months Ended June 30, 1999:
Neocrin Company - write-off remaining cost                        n/a          363,378            (363,378)                  0
MLMS Cancer Research, Inc. - liquidating
   distribution                                                   n/a                0               1,567               1,567
Photon Dynamics, Inc. - sale of common stock                  393,500        2,269,427           1,855,172           4,124,599
Clarus Medical Systems, Inc. -write-off
   remaining cost                                                 n/a        1,000,548          (1,000,548)                  0
                                                                        --------------    ----------------     ---------------
Sub-total                                                                    3,633,353             492,813           4,126,166
                                                                        --------------    ----------------     ---------------


Totals for the nine months ended September 30, 1999                     $    4,008,656    $        510,533     $     4,519,189
                                                                        ==============    ================     ===============

Three Months Ended September 30, 1998:
Sanderling Biomedical, L.P. - partial write-off                   n/a          666,740            (666,740)                  0
                                                                        --------------    ----------------     ---------------
Sub-total                                                                      666,740            (666,740)                  0
                                                                        --------------    ----------------     ---------------

Six Months Ended June 30, 1998:
Biocircuits Corporation - partial write-off                       n/a        1,488,884          (1,488,884)                  0
HCTC Investment, L.P. - sale of options /
   partial write-off of note                                      n/a          134,288              (8,495)            125,793
                                                                        --------------    ----------------     ---------------
Sub-total                                                                    1,623,172          (1,497,379)            125,793
                                                                        --------------    ----------------     ---------------


Totals for the nine months ended September 30, 1998                     $    2,289,912    $     (2,164,119)    $       125,793
                                                                        ==============    ================     ===============


ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

7.     Classification of Portfolio Investments

As of September 30, 1999, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    6,011,945        $    14,965,387         94.56%
Preferred Stock                                        177,084                327,206          2.07%
                                                --------------        ---------------        -------
Total                                           $    6,189,029        $    15,292,593         96.63%
                                                ==============        ===============         ======

Country/Geographic Region
Midwestern U.S.                                 $    2,574,900        $     6,728,480         42.52%
Western U.S.                                           401,106              1,023,744          6.47%
Eastern U.S.                                         3,213,023              7,540,369         47.64%
                                                --------------        ---------------         ------
Total                                           $    6,189,029        $    15,292,593         96.63%
                                                ==============        ===============         ======

Industry
Business Services                               $    2,512,000        $     6,611,250         41.77%
Biotechnology                                        3,163,687              8,147,699         51.49%
Semiconductors/Electronics                                   0                 76,503          0.48%
Medical Devices and Services                           241,639                157,055          0.99%
Computer Hardware/Software                             271,703                300,086          1.90%
                                                --------------        ---------------         ------
Total                                           $    6,189,029        $    15,292,593         96.63%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

8.       Interim Financial Statements

In the opinion of MLVPII Co., L.P. the managing general partner of the Partnership, the unaudited financial statements as of September 30, 1999, and for the nine month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

9.       Cash Distributions

In August 1999, the General Partners approved a cash distribution to partners totaling $4,380,729. The distribution was paid on October 7, 1999. Limited partners of record on September 30, 1999 received $4,200,000, or $35 per Unit. Additionally, the Individual General Partners received $140 and the Managing General Partner received $180,589.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

9.       Cash Distributions - continued

In November 1999, the General Partners approved an additional cash distribution to partners totaling $8,707,964. The distribution will be paid in January 2000. Limited partners of record on December 31, 1999 will receive $7,320,000, or $61 per Unit. Additionally, the Individual General Partners will receive $244 and the Managing General Partner will receive $1,387,720.

10.      Subsequent Events

Subsequent to the end of the quarter, in October 1999, the Partnership sold its remaining 3,643 common shares of Photon Dynamics, Inc. for $76,774. As a result, the Partnership will recognize a realized gain of $76,774 for the quarter ending December 31, 1999.

Subsequent to the end of the quarter, in October 1999, the Partnership sold its remaining 809,704 common shares of Diatide, Inc. for $7,692,188, or $9.50 per share. As a result, the Partnership will recognize a realized gain of $4,706,165 for the quarter ending December 31, 1999.

On October 28, 1999, Corporate Express, Inc. announced the completion of its merger into Buhrmann NV. In connection with the merger, the Partnership sold its remaining 60,000 common shares of Corporate Express for $582,000, or $9.70 per share. As a result, the Partnership will recognize a realized gain of $570,000 for the quarter ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and of Operations.

Liquidity and Capital Resources

As of September 30, 1999, the Partnership held $5,155,678 in an interest-bearing cash account. Interest earned from short-term investments totaled $48,422 and $97,475 for the three and nine months ended September 30, 1999, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses and follow-on investments will be obtained from the Partnership's existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

The Managing General Partner is working toward the termination of the Partnership as soon as practical, with the goal of maximizing returns to partners. In November 1999, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2001. However, the Partnership will terminate as soon as practicable after the completion of the liquidation of its remaining investments and final distribution to partners.

As discussed below, during the three and nine months ended September 30, 1999, the Partnership received net proceeds from the sale of certain portfolio securities aggregating $393,023 and $4,519,189, respectively. Additionally, subsequent to the end of the quarter, in October 1999, the Partnership completed further sales of portfolio securities for net proceeds totaling $8,350,962. See Notes 6 and 10 of Notes to Financial Statements.

In August 1999, the General Partners approved a cash distribution to partners totaling $4,380,729. The distribution was paid on October 7, 1999. Limited partners of record on September 30, 1999 received $4,200,000, or $35 per unit. Additionally, the Individual General Partners received $140 and the Managing General Partner received $180,589.

In November 1999, the General Partners approved a cash distribution to partners totaling $8,707,964. The distribution will be paid in January 2000. Limited partners of record on December 31, 1999 will receive $7,320,000, or $61 per unit. Additionally, the Individual General Partners will receive $244 and the Managing General Partner will receive $1,387,720.

Results of Operations - For the three and nine months ended September 30, 1999, the Partnership had a net realized loss from operations of $46,331 and a net realized gain from operations of $238,009, respectively. For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from operations of $726,200 and $2,317,248, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).


Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1999, the Partnership had a net realized gain from its portfolio investments of $17,720 and $510,533, respectively. During the three months ended September 30, 1999, the Partnership sold its remaining 19,063 shares of CoCensys, Inc. common stock for $19,071, realizing a loss of $173,433, and 31,736 shares of Photon Dynamics, Inc. common stock for $365,648, realizing a gain of $182,849. Additionally, during the three month period, the Partnership sold its remaining interest in Ogle Resources, Inc., an investment that had been previously written-off, for $8,304, realizing a gain for the entire amount. During the six months ended June 30, 1999, the Partnership realized losses of $1,000,548 and $363,378 resulting from the write-off of its remaining investments in Clarus Medical Systems, Inc. and Neocrin Company, respectively, due to continued business and financial difficulties at these companies. Also during the six month period, the Partnership sold 393,500 common shares of Photon Dynamics, Inc. for $4,124,599, realizing a gain of $1,855,172. Finally, during the six month period, the Partnership received a $1,567 liquidating distribution from MLMS Cancer Research, Inc., realizing a gain for the entire amount.

For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from its portfolio investments of $666,740 and $2,164,119, respectively. During the three months ended September 30, 1998, the Partnership wrote-off $666,740 of the remaining cost of its investment in Sanderling Biomedical, L.P. to reflect the Partnership's pro-rata share of the cost of Sanderling's remaining assets. During the six months ended June 30, 1998, Biocircuits Corporation ceased operations and began to liquidate its remaining assets. As a result, the Partnership wrote-off its remaining investment in Biocircuits, realizing a loss of $1,488,884. Also during the six month period, the Partnership received $125,793 from Horizon Cellular Telephone Company, L.P. relating to the previous sale of certain options in connection with its investment in Horizon and wrote-off a portion of the remaining notes due from the company, resulting in a net realized loss of $8,495.

Investment Income and Expenses - For the three months ended September 30, 1999 and 1998, the Partnership had a net investment loss of $64,051 and $59,460, respectively. The $4,591 increase in net investment loss for the 1999 period compared to the same period in 1998 resulted from a $22,352 decrease in investment income partially offset by a $17,761 decrease in operating expenses. The decline in investment income primarily was attributable to a decrease in interest from short-term investments due to a reduction in funds available for investment in such securities during the 1999 period compared to the same period in 1998. The decline in operating expenses primarily resulted from a decrease in mailing and printing expenses, reflecting a general decrease in such expenses for 1999 period as compared to the same period in 1998.

For the nine months ended September 30, 1999 and 1998, the Partnership had a net investment loss of $272,524 and $153,129, respectively. The $119,395 increase in net investment loss for the 1999 period compared to the same period in 1998, primarily was attributable to a $123,267 decrease in investment income partially offset by a $3,872 decrease in operating expenses. The decline in investment income included a $115,443 decrease in interest from short-term investments and a $7,824 decrease in income from portfolio investments. The decrease in interest from short-term investments primarily was due to a decrease in funds available for investments in such securities during the 1999 period as compared to the same period in 1998. The decrease in income from portfolio investments primarily resulted from a decrease in interest income from Horizon Cellular Telephone Company, an interest bearing portfolio investment that was liquidated in 1998.

The decline in operating expenses for the nine months ended September 30, 1999 primarily was due to a $6,463 decrease in professional fees and a $5,702 decrease in mailing and printing expenses. These reduced expenses were partially offset by an $8,293 increase in other operating expenses, including a $4,500 increase in Independent General Partners' fees relating to an additional special meeting held during the first quarter of 1999.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 1999 and 1998 was $50,000. The management fee for the nine months ended September 30, 1999 and 1998 was $150,000. The management fee will remain at the minimum annual fee of $200,000 for future periods through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the period were obtained from interest earned from short-term investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the nine months ended September 30, 1999, the Partnership increased the fair value of its remaining portfolio investments by $4,420,313, due to the net upward revaluation of its publicly held securities. Additionally, during the nine month period, $89,337 of net unrealized gain was transferred to realized gain, relating to portfolio investments sold or written off during the period, as discussed above. As a result, the Partnership had a $4,330,976 favorable change to the net unrealized appreciation of investments for the nine month period ended September 30, 1999.

For the nine months ended September 30, 1998, the Partnership reduced the fair value of its portfolio investments by $3,895,855. Additionally, during the nine month period, $1,890,740 of net unrealized loss was transferred to realized loss, relating to portfolio investments sold or written off during the period, as discussed above. As a result, the Partnership had a $2,005,115 unfavorable change to the net unrealized appreciation of investments for the nine month period ended September 30, 1998.

Net Assets - Changes to net assets  resulting from  operations are comprised of
1) net realized gain or loss from  operations and
2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 1999, the Partnership's net assets were $15,826,458, an increase of $188,256 from net assets of $15,638,202 as of December 31, 1998. This increase was comprised of the $4,568,985 increase in net assets from operations exceeding the $4,380,729 cash distribution to partners accrued during the nine month period ended September 30, 1999 and paid in October 1999. The increase in net assets from operations was comprised of the $4,330,976 increase in unrealized appreciation of investments and the $238,009 net realized gain from operations for the nine month period ended September 30, 1999.

As of September 30, 1998, the Partnership's net assets were $17,384,830, a decrease of $4,322,363 from net assets of $21,707,193 as of December 31, 1997. This decrease was comprised of the $2,005,115 decrease in unrealized appreciation of investments and the $2,317,248 net realized loss from operations for the nine month period ended September 30, 1998.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 1999 and December 31, 1998 was $111 and $117, respectively.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. Additionally, the Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. The Administrator expects to complete the testing of its systems in November 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. We have not been informed of any Y2K problems from these outside providers. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner.

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

The Partnership's portfolio investments had an aggregate fair value of $15,292,593 as of September 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $1,529,259.

Market risk relating to the Partnership's interest bearing cash equivalents held as of September 30, 1999 is considered to be immaterial.

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


By:           MLVPII Co., L.P.
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     David G. Cohen
              David G. Cohen
              Vice President


By:           /s/     James V. Bruno
              James V. Bruno
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)



Date:         November 15, 1999