Form 10-K
period 1999-12-31
ML VENTURE PARTNERS II LP
filed 2000-03-30
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

Or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from      to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.

--------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)


Delaware                                                            13-3324232
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower

New York, New York                                                   10281-1326
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
      None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, 119,636 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated February 10, 1987, as supplemented by a supplement thereto dated April 21, 1987, are incorporated by reference in Part I and Part II hereof.

                                     PART I

Item 1.       Business.
              --------

Formation

     ML Venture Partners II, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on February 4, 1986. The General Partners of the Partnership consist of four individuals (the "Individual General Partners") and MLVPII Co., L.P. (the "Managing General Partner"), a New York limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). DLJ Capital Management Corporation (the "Sub-Manager"), an affiliate of Donaldson, Lufkin and Jenrette, Inc., is the sub-manager pursuant to a sub-management agreement among the Partnership, the Managing General Partner, the Management Company and the Sub-Manager.

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

The Venture Capital Investments

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in any new portfolio companies. However, the Partnership may make additional follow-on investments in its remaining portfolio companies. The Partnership made no new or follow-on investments during the years ended December 31, 1999 and 1998.

As of December 31, 1999, the Partnership's investment portfolio consisted of five active investments with a cost of $2,964,006 and a fair value of $5,414,349. During the year ended December 31, 1999, the Partnership liquidated certain portfolio investments, realizing a net return of $13,259,269, resulting in a net realized gain of $6,025,590. Portfolio investments sold or written-off during 1999 are listed below:

Portfolio Liquidations for the

Year Ended December 31, 1999 (1):

                                                           Shares                              Realized
Investment                                                  Sold              Cost            Gain (Loss)           Return
--------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc. - write-off                       n/a      $    1,000,548      $   (1,000,548)    $             0
CoCensys, Inc. (Sanderling)                                 19,063 (2)         192,504            (173,433)             19,071
Corporate Express, Inc.                                     60,000              12,000             570,000             582,000
Diatide, Inc.                                              809,704           2,986,023           4,706,165           7,692,188
Horizon Cellular Telephone
   Company, L.P. - liquidation                                 n/a                   0             389,118             389,118
IDE Corporation - write-off                                    n/a             227,000            (227,000)                  0
MLMS Cancer Research, Inc. - liquidation                       n/a                   0               1,567               1,567
Neocrin Company - write-off                                    n/a             363,378            (363,378)                  0
Ogle Resources, Inc.                                           n/a                   0               8,304               8,304
Photon Dynamics, Inc.                                      428,879 (3)       2,452,226           2,114,795           4,567,021
                                                                        --------------    ----------------     ---------------
Total                                                                   $    7,233,679    $      6,025,590     $    13,259,269
                                                                        ==============    ================     ===============

(1) See Schedule of Portfolio Investments, included in the December 31, 1999 audited financial statements for the cumulative results of liquidations of these investments.
(2) Adjusted  for a 1-for-8  reverse  stock  split  effective  in April 1999.
(3) Includes 3,643 shares received in a non-cash exchange for the Partnership's warrant to purchase 6,062 shares.

Additionally, in March 1999, in a non-cash transaction, the Partnership exchanged its warrant to purchase 38,737 common shares of Brightware, Inc. at $.40 per share for 28,407 shares of Brightware common stock.

As of December 31, 1999, the Partnership had invested $116,532,996 in its portfolio of venture capital investments. From its inception through December 31, 1999, the Partnership had fully or partially sold or wrote-off investments with an aggregate cost basis of $113,568,990. These liquidated investments returned $230,873,385 to the Partnership, resulting in a net realized gain of $117,304,395. Additionally, the Partnership earned interest and dividend income from its venture capital investments totaling $4,258,437 from inception to December 31, 1999.

Termination

In November 1999, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2001. However, the Managing General Partner continues to work toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practicable with the goal of maximizing returns to partners.

Competition

The Partnership encounters competition from other entities having similar investment objectives, including other entities affiliated with Merrill Lynch & Co., Inc. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership was frequently a co-investor with other professional venture capital investors and these relationships generally had expanded the Partnership's access to investment opportunities. However, as discussed above, the Partnership will not make any new portfolio investments.

Employees

The Partnership has no employees. The Partnership Agreement provides that the Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership including managing the Partnership's short-term investments. The Sub-Manager, subject to the supervision of the Management Company and Individual General Partners, provides management services in connection with the Partnership's venture capital investments.

Item 2.       Properties.
              ----------

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 15, 2000 was 12,434. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

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

The Managing General Partner's estimate of net asset value of the Partnership as of December 31, 1999 is $43 per Unit, including an assumed allocation of net unrealized appreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the value of the Partnership's underlying assets remaining at year-end, whereas the value provided by the independent services reflects the estimated value of the Partnership Units themselves based on information that was available on the prior August 15th as stated above. The estimated value provided by the independent valuation services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant.

Cash Distributions

Cash distributions paid or accrued during the periods covered by this report and cumulative cash distributions paid to partners from inception of the Partnership through December 31, 1999 are listed below:

                                                            Managing          Individual                                Per
                                                             General            General              Limited        $1,000
Distribution Date                                            Partner           Partners              Partners          Unit
------------------------------------------------       -----------------    -------------      -----------------    -------
Inception to December 31, 1996                         $      21,132,691      $    5,200       $     156,000,000      $   1,300
July 11, 1997                                                  2,590,089             640              19,200,000            160
October 16, 1997                                                 411,084             260               7,800,000             65
January 26, 1999                                                 314,632             140               4,200,000             35
October 7, 1999                                                  180,589             140               4,200,000             35
January 25, 2000 (accrued)                                     1,384,720             244               7,320,000             61
                                                       -----------------      ----------       -----------------      ---------

Cumulative totals as of December 31, 1999              $      26,013,805      $    6,624       $     198,720,000      $   1,656
                                                       =================      ==========       =================      =========


Item 6.       Selected Financial Data.
              -----------------------

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1999           1998            1997           1996           1995
                                                       -----------     -----------    -----------    -----------    --------

Net Realized Gain (Loss) on Investments                $     6,026     $    (2,166)   $    15,606    $    46,879    $    41,368

Net Change in Unrealized Appreciation

   of Investments                                           (2,322)            765         (5,873)       (25,245)        12,661

Net Increase (Decrease) in Net Assets

   Resulting from Operations                                 3,430          (1,554)         9,786         20,947         54,512

Cash Distributions paid or accrued to Partners              13,086           4,515         30,002         59,366         57,572

Cumulative Cash Distributions paid or accrued

    to Partners                                            224,741         211,655        207,140        177,138        117,772

Total Assets                                                14,946          20,359         21,919         42,268         95,045

Net Unrealized Appreciation of Investments                   2,450           4,773          4,008          9,880         35,125

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Net Realized Gain (Loss) on Investments                      $  40         $  (14)        $  103        $    309        $   273

Net Increase (Decrease) in Net Assets

   Resulting from Operations                                    22             (10)            64            137            358

Cash Distributions                                              96              35            225            410            400

Cumulative Cash Distributions                                1,656           1,560          1,525          1,300            890

Net Unrealized Appreciation of Investments                      16              32             26             65            232

Net Asset Value, including Net Unrealized

   Appreciation of Investments                                  43             117            162            323            596


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------


Liquidity and Capital Resources

As of December 31, 1999, the Partnership held $8,471,368 in short-term investments with maturities of less than one year and $1,059,973 in an interest-bearing cash account. For the years ended December 31, 1999, 1998 and 1997, the Partnership earned interest from such investments totaling $202,271, $280,896 and $638,556, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments, if any, will be obtained from the Partnership's existing cash reserves, interest and other investment income and proceeds received from the sale of portfolio investments.

In November 1999, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2001. However, the Managing General Partner continues to work toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practicable with the goal of maximizing returns to partners.

The Partnership will not make any new portfolio investments. Generally, net proceeds received from the sale of portfolio investments are distributed to partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

Subsequent to the end of the year, on January 25, 2000, the Partnership made a cash distribution to partners totaling $8,704,964, including $7,320,000, or $61 per Unit, to Limited Partners of record on December 31, 1999. The Managing General Partner received $1,384,720 and the Individual General Partners received $244. Cumulative cash distributions to partners as of December 31, 1999, including the accrued distribution paid in January 2000, total $224,740,429, including $198,720,000 to the Limited Partners, or $1,656 per $1,000 Unit, $26,013,805 to the Managing General Partner and $6,624 to the Individual General Partners.

Results of Operations

For the year ended December 31, 1999, the Partnership had a net realized gain from operations of $5,752,709. For the years ended December 31, 1998 and 1997, the Partnership had a net realized loss from operations of $2,319,244 and a net realized gain from operations of $15,659,055, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest, dividend and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1999, the Partnership had a $6,025,590 net realized gain from its portfolio investments. During 1999, the Partnership sold its 809,704 common shares of Diatide, Inc. in connection with a cash tender offer of the company's outstanding shares for $7,692,188, or $9.50 per share, resulting in a realized gain of $4,706,165. Also during 1999, the Partnership sold the following securities in the public market: 428,879 common shares of Photon Dynamics, Inc. for $4,567,021, realizing a gain of $2,114,795; 19,063 common shares of CoCensys, Inc. for $19,071, realizing a loss of $173,433; and 60,000 common shares of Corporate Express, Inc. for $582,000, realizing a gain of $570,000. Also during 1999, the Partnership realized a gain of $389,118 reflecting the receipt of the final liquidation payment from Horizon Cellular Telephone Company, L.P. The Partnership realized additional gains during 1999 resulting from the receipt of $8,304 from the sale of its remaining interest in Ogle Resources, Inc., an investment that had been previously written-off, and $1,567 from a final liquidating distribution payment from MLMS Cancer Research, Inc. Finally during 1999, the Partnership realized losses of $1,000,548, $227,000 and $363,378 resulting from the write-off of its remaining investments in Clarus Medical Systems, Inc., IDE Corporation and Neocrin Company, respectively, due to continued business and financial difficulties at these companies.

For the year ended December 31, 1998, the Partnership had a $2,166,356 net realized loss from its portfolio investments. During 1998, Sanderling Biomedical, L.P. completed the liquidation of its remaining portfolio investments, resulting in the termination of Sanderling in December 1998. The Partnership, which had an 80% limited partnership interest in Sanderling, received three in-kind liquidating distributions and a $325,567 cash distribution from Sanderling during 1998. The in-kind distributions included 93,745 shares of Depotech Corp. Inc., a public company. The Partnership sold its shares of Depotech in November 1998 for $136,878, resulting in a realized gain of $79,822. The Partnership also realized a loss of $775,338 during 1998 resulting from the write-off of the unreturned cost of its Sanderling investment. Also during 1998, the Partnership received $187,194 plus interest of $13,069 from Horizon Cellular Telephone Company, L.P., representing the liquidation payments relating to the sale of the Partnership's investment in Horizon. These payments and the corresponding write-off of the unreturned cost of the Partnership's investment in Horizon resulted in a net realized loss of $18,044 for 1998. Finally, during 1998, the Partnership realized a loss of $1,488,884 from the write-off of its remaining investment in Biocircuits Corporation, which ceased operations during the year.

For the year ended December 31, 1997, the Partnership had a $15,605,512 net realized gain from its portfolio investments. During 1997, the Partnership liquidated portfolio investments, including positions in several of its publicly-traded securities, for $30,571,957, realizing a gain of $22,400,099. This gain was offset by a $6,794,587 realized loss, resulting from the partial write-off of the Partnership's investments in Biocircuits Corporation, Clarus Medical Systems, Inc., Neocrin Company, Inc. and Horizon Cellular Telephone Company, L.P. during 1997.

Investment Income and Expenses - For the years ended December 31, 1999 and 1998 the Partnership had a net investment loss of $272,881 and $152,888, respectively. For the year ended December 31, 1997, the Partnership had net investment income of $53,543.

The unfavorable change in net investment income for 1999 compared to 1998 resulted from a decrease in investment income of $91,022 and an increase in operating expenses of $28,971. The decline in investment income primarily was due to a $78,625 decrease in interest income from short-term investments resulting from a decrease in funds available for investment in such securities during 1999 compared to 1998. The small increase in operating expenses reflects increases in professional fees of $14,331, fees paid to the Independent General Partners of $9,000 and small increases in mailing and printing and other expenses.

The unfavorable change in net investment income for 1998 compared to 1997 resulted from a decrease in investment income of $409,615 partially offset by a decrease of $203,184 in operating expenses. The decline in investment income was due to a $357,660 decrease in interest income from short-term investments and a $51,955 decrease in interest, dividend and other income from portfolio investments for 1998 compared to 1997. The decline in interest income from short-term investments primarily resulted from a decrease in funds available for investment in such securities during 1998 compared to 1997. The decrease in interest, dividend and other income from portfolio investments primarily was due to the elimination of dividend income from Borg-Warner Automotive, Inc. during 1998. The Partnership sold its investment in Borg-Warner Automotive and received a final dividend payment of $37,754 during the first quarter of 1997. The decline in operating expenses primarily resulted from reduced management fees, as discussed below, and a reduction in professional fees and mailing and printing expenses incurred during the 1998 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the years ended December 31, 1999, 1998 and 1997, was $200,000, $200,000 and $282,686, respectively. The management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations for the periods presented were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the year ended December 31, 1999, the Partnership reduced the fair value of its portfolio of investments on a net basis by $2,723,316. Additionally during 1999, a net $5,045,561 was transferred from unrealized gain to realized gain relating to portfolio investments liquidated and written-off during 1999, as discussed above. As a result, unrealized appreciation of investments decreased by $2,322,245 for 1999.

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

For the year ended December 31, 1999, the Partnership had a $3,430,464 net increase in net assets resulting from operations, comprised of the $5,752,709 net realized gain from operations offset by the $2,322,245 decrease in unrealized appreciation of investments for 1999. As of December 31, 1999, the Partnership's net assets were $5,982,973 down $9,655,229 from $15,638,202 as of December 31, 1998. This decrease is the result of the $13,085,693 of cash distributions paid or accrued to partners during 1999 exceeding the $3,430,464 increase in net assets from operations for 1999.

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

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 1999, 1998 and 1997, was $43, $117 and $162,
respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,414,349 as of December 31, 1999. An assumed 10% decline from this December 31, 1999 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $541,435.

As of December 31, 1999, the Partnership held short-term investments consisting of two separate discounted commercial paper instruments with remaining maturities of 20 days or less. These short-term investments were carried at an aggregate amortized cost of $8,471,368 as of December 31, 1999. An assumed 10% increase in the market interest rates of such short-term investments held by the Partnership as of December 31, 1999, would result in a reduction to the fair value of such investments and an unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1999 is also considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                       ML VENTURE PARTNERS II, L.P.
                                INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1999 and 1998

Schedule of Portfolio Investments as of December 31, 1999

Schedule of Portfolio Investments as of December 31, 1998

Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital for the years ended
December 31, 1997, 1998 and 1999

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

ML Venture Partners II, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1999 and 1998 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. as of December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $5,414,349 and $14,970,273 as of December 31, 1999 and 1998, respectively, representing 90% and 96% of net assets, respectively, whose values have been estimated by the Sub-Manager under the supervision of the Individual General
Partners   and  the  Managing   General   Partner  in  the  absence  of  readily
ascertainable market values. We have reviewed the procedures used by the Sub-Manager in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Deloitte & Touche LLP

New York, New York
February 20, 2000

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

As of December 31,

                                                                                                1999                 1998
                                                                                          ----------------     ----------
ASSETS

Portfolio investments, at fair value (cost $2,964,006 as of
   December 31, 1999 and $10,197,685 as of December 31, 1998)                             $      5,414,349     $     14,970,273
Short-term investments, at amortized cost                                                        8,471,368            4,488,454
Cash and cash equivalents                                                                        1,059,973              423,675
Receivable from securities sold                                                                          -              475,435
Accrued interest receivable                                                                              -                1,291
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     14,945,690     $     20,359,128
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $      8,704,964     $      4,514,772
Accounts payable and accrued expenses                                                               91,518               85,874
Due to Management Company                                                                          166,235              100,410
Due to Independent General Partners                                                                      -               19,870
                                                                                          ----------------     ----------------
   Total liabilities                                                                             8,962,717            4,720,926
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           338,194              652,777
Individual General Partners                                                                            107                  341
Limited Partners (120,000 Units)                                                                 3,194,329           10,212,496
Unallocated net unrealized appreciation of investments                                           2,450,343            4,772,588
                                                                                          ----------------     ----------------
   Total partners' capital                                                                       5,982,973           15,638,202
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     14,945,690     $     20,359,128
                                                                                          ================     ================



See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1999

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Burns International Services Corporation* (A)
Protective services
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     4,325,000
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.  (B)
Client/server and internet software development tools
and services
200,057 shares of Common Stock                                            May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
Pacemaker monitoring service and MRI centers
62,500 shares of Common Stock                                             Feb. 1990                  241,639            153,125
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             28,808
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.
Joint and spine regeneration products
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.
Drug delivery and brain surgery systems
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments (C)                                                               $    2,964,006    $     5,414,349

                                                                                              ---------------------------------


Supplemental Information: Liquidated Portfolio Investments(D)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Allez, Inc.                                           1992            $     1,781,320       $   (1,781,320)     $             0
Amdahl Corporation                                    1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                      1990                  2,000,000           (1,999,999)                   1
BBN Advanced Computer Partners, L.P.                  1990                    868,428             (864,028)               4,400
BBN Integrated Switch Partners, L.P.                  1990-1992             5,022,380           (4,822,797)             199,583
Biocircuits Corporation                               1997-1998             2,653,751           (2,653,751)                   0
Borg-Warner Automotive, Inc.                          1994-1997             2,500,000           14,628,202           17,128,202
Business Depot, Ltd.                                  1994                  1,214,184            1,539,476            2,753,660


ML VENTURE PARTNERS II, L.P.


As of December 31, 1999

Supplemental Information: Liquidated Portfolio Investments(D)

                                                      Liquidation                              Realized
Company                                                 Date                  Cost            Gain (Loss)              Return
------------------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated                                 1994-1996       $     1,560,944       $   15,999,505      $    17,560,449
Children's Discovery Centers of America, Inc.         1995                  2,000,259             (236,187)           1,764,072
Clarus Medical Systems, Inc. (C)                      1997-1999             2,389,168           (2,389,168)                   0
Communications International, Inc.                    1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                           1990-1991             1,131,070           (1,131,069)                   1
Corporate Express, Inc. (C)                           1994-1999             2,999,912           26,069,494           29,069,406
Data Recording Systems, Inc.                          1988                  1,615,129           (1,499,999)             115,130
Diatide, Inc.(C)                                      1999                  2,986,023            4,706,165            7,692,188
Eckerd Corporation                                    1995                    857,004            2,019,272            2,876,276
Elantec, Inc.                                         1993-1997             1,412,118            2,105,168            3,517,286
Everex Systems, Inc.                                  1991-1992               750,000              447,606            1,197,606
Hoffman & Company, L.P.                               1993                     40,000              (40,000)                   0
Home Express, Inc.                                    1995                  1,822,751           (1,822,751)                   0
Horizon Cellular Telephone Company, L.P.(C)           1996-1999             3,678,926            2,091,744            5,770,670
I.D.E Corporation (C)                                 1996-1999             1,110,909           (1,110,909)                   0
IDEC Pharmaceuticals Corporation                      1994-1997             4,261,036            8,378,635           12,639,671
Inference Corporation                                 1995-1996               849,362            3,280,433            4,129,795
In-Store Advertising, Inc.                            1992                  2,259,741           (2,259,741)                   0
InteLock Corporation                                  1992                  1,254,125           (1,251,274)               2,851
Komag, Incorporated                                   1991-1995             2,365,237            4,477,842            6,843,079
Ligand Pharmaceuticals Inc.                           1992-1996             1,414,435            4,227,245            5,641,680
Magnesys                                              1989                  1,440,997           (1,412,049)              28,948
Meteor Message Corporation                            1990                  1,501,048           (1,501,047)                   1
Micro Linear Corporation                              1994-1995             1,120,300            2,897,886            4,018,186
Mobile Telecommunications
   Technologies Corporation                           1995                  1,558,155            3,439,923            4,998,078
Neocrin Company (C)                                   1996-1999             4,203,938           (4,203,938)                   0




ML VENTURE PARTNERS II, L.P.

SCHEDULE OF PORTFOLIO INVESTMENTS, continued

As of December 31, 1999

Supplemental Information: Liquidated Portfolio Investments(F)

                                                      Liquidation                              Realized
Company                                                 Date                  Cost             Gain (Loss)              Return
------------------------------------------------------------------------------------------------------------------------------------
OccuSystems, Inc.                                     1994-1996       $     2,657,000       $    9,353,722      $    12,010,722
Ogle Resources, Inc. (C)                              1993-1999             1,974,286           (1,965,882)               8,404
Pandora Industries, Inc.                              1990                  2,060,139           (2,060,138)                   1
Photon Dynamics, Inc. (C)                             1999                  2,452,226            2,114,795            4,567,021
Pyxis Corporation                                     1993                    634,598            7,169,424            7,804,022
Raytel Medical Corp.                                  1996-1997             1,807,664            4,370,155            6,177,819
R-Byte Inc.                                           1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.                       1991-1995             2,678,135           30,203,091           32,881,226
Research Applications, Inc.                           1994                    100,000             (100,000)                   0
Ringer Corporation                                    1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries, Inc.                                1991-1992             1,600,150           (1,555,149)              45,001
Sanderling Biomedical, L.P. (C)                       1995-1999             1,822,336            1,075,112            2,897,448
Saxpy Computer Corporation                            1988                  2,000,000           (2,000,000)                   0
SDL, Inc.                                             1993-1996             4,757,265           10,502,531           15,259,796
SF2 Corporation                                       1991-1994             2,193,293           (1,856,570)             336,723
Shared Resource Exchange, Inc.                        1990-1994               999,999             (999,998)                   1
Special Situations, Inc.                              1988                    215,000             (187,175)              27,825
Storage Technology Corporation                        1990                  2,174,000            1,466,802            3,640,802
Target Vision, Inc.                                   1992-1995             1,500,000           (1,253,750)             246,250
TCOM Systems, Inc.                                    1990-1992             4,715,384           (4,711,536)               3,848
Telecom USA, Inc.                                     1989                  5,000,000            3,361,778            8,361,778
Touch Communications Incorporated                     1991                  1,119,693           (1,119,693)                   0
Viasoft, Inc.                                         1995-1996               915,348            2,801,429            3,716,777
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Net
                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments                          $   113,568,990       $117,304,395          $ 230,873,385
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments               $   116,532,996       $  119,754,738     $    236,287,734
                                                                      =========================================================




ML VENTURE PARTNERS II, L.P.

SCHEDULE OF PORTFOLIO INVESTMENTS, continued

As of December 31, 1999

(A)  Public company

(B) In March 1999, in a non-cash transaction, the Partnership exchanged its warrant to purchase 38,737 common shares of Brightware, inc. at $.40 per share for 28,407 shares of Brightware common stock.

(C) See Note 5 of Notes to Financial Statements for portfolio investments sold or written-off during 1999.

(D)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1999.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.




ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1998

                                                                       Initial Investment

Company / Position                                                            Date                 Cost              Fair Value

Borg-Warner Security Corporation* (A)

500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     7,031,250
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.

   171,650 shares of Common Stock                                         May 1995                    43,565            257,475
   Warrants to purchase 38,737 shares of Common Stock
     at $.40 per share, expiring on 4/19/99                                                            1,138             42,611
-------------------------------------------------------------------------------------------------------------------------------
Clarus Medical Systems, Inc.*

179,028 shares of Preferred Stock                                         Jan. 1991                1,000,548            895,152
Warrants to purchase 14,043 shares of Common Stock
   at $.05 per share, expiring between 3/7/00 and 7/3/00                                                   0                  0
Warrants to purchase 2,826 shares of Preferred Stock
   at $5.00 per share, expiring on 3/7/00                                                                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
CoCensys, Inc. (A)

152,507 shares of Common Stock                                            Feb. 1989                  192,504             30,978
-------------------------------------------------------------------------------------------------------------------------------
Corporate Express, Inc. (A)

60,000 shares of Common Stock                                             May 1992                    12,000            249,000
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.* (A)
809,704 shares of Common Stock                                            Dec. 1991                2,986,023          3,815,731
-------------------------------------------------------------------------------------------------------------------------------
I.D.E. Corporation
113,322 shares of Common Stock                                            Mar. 1988                  227,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company
48,429 shares of Preferred Stock                                          June 1991                  363,378                  0
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.* (A)

425,236 shares of Common Stock                                            Sept. 1988               2,452,226          1,743,464
Warrants to purchase 6,062 shares of Common Stock
   at $5.40 per share, expiring on 6/30/00                                                                 0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation (A)

62,500 shares of Common Stock                                             Feb. 1990                  241,639            232,813
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             64,469
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.

72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.

21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $   10,197,685    $    14,970,273
                                                                                              ---------------------------------

ML VENTURE PARTNERS II, L.P.


As of December 31, 1998

                                                                                                 Net

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments (B)      $               106,335,311   $       111,278,805  $     217,614,116
                                                      ====================================================================

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

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

                                                                               1999               1998               1997
                                                                         ---------------     ---------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                  $       202,271     $       280,896   $        638,556
   Interest and other income from portfolio investments                              672              13,069             27,270
   Dividend income from portfolio investments                                          -                   -             37,754
                                                                         ---------------     ---------------   ----------------
   Total investment income                                                       202,943             293,965            703,580
                                                                         ---------------     ---------------   ----------------

   Expenses:
   Management fee                                                                200,000             200,000            282,686
   Professional fees                                                              92,921              78,590            140,089
   Mailing and printing                                                           80,953              77,897            126,589
   Independent General Partners' fees                                             91,500              82,500             91,800
   Custodial fees                                                                  2,222               2,198                373
   Other                                                                           8,228               5,668              8,500
                                                                         ---------------     ---------------   ----------------
   Total investment expenses                                                     475,824             446,853            650,037
                                                                         ---------------     ---------------   ----------------

NET INVESTMENT (LOSS) INCOME                                                    (272,881)           (152,888)            53,543

Net realized gain (loss) from portfolio investments                            6,025,590          (2,166,356)        15,605,512
                                                                         ---------------     ---------------   ----------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                       5,752,709          (2,319,244)        15,659,055

Change in unrealized appreciation of investments                              (2,322,245)            765,025         (5,872,825)
                                                                         ---------------     ---------------   ----------------

NET INCREASE (DECREASE) IN NET ASSETS

   RESULTING FROM OPERATIONS                                             $     3,430,464     $    (1,554,219)  $      9,786,230
                                                                         ===============     ===============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

                                                                               1999               1998                1997
                                                                         ---------------     ---------------   -----------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment (loss) income                                             $      (272,881)    $      (152,888)  $         53,543

Adjustments to reconcile net investment (loss) income to cash used for operating activities:

(Increase) decrease in accrued interest from short-term
   investments                                                                   (13,201)             (8,895)            19,695
Decrease (increase) in accrued interest receivable                                 1,291              (1,291)            49,442
Increase (decrease) in payables, net                                              51,599              (5,783)          (133,258)
                                                                         ---------------     ---------------   ----------------
Cash used for operating activities                                              (233,192)           (168,857)           (10,578)
                                                                         ---------------     ---------------   ----------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net (purchase) return of short-term investments                               (3,969,713)         (1,500,007)         1,487,155
Cost of portfolio investments purchased                                                -                   -           (474,255)
Net proceeds from the sale of portfolio investments                           13,734,704             174,204         28,190,298
Repayment of investments in notes                                                      -                   -          2,381,659
                                                                         ---------------     ---------------   ----------------
Cash provided from (used for) investing activities                             9,764,991          (1,325,803)        31,584,857
                                                                         ---------------     ---------------   ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                           (8,895,501)                  -        (30,002,073)
                                                                         ---------------     ---------------        -----------

Increase (decrease) in cash and cash equivalents                                 636,298          (1,494,660)         1,572,206
Cash and cash equivalents at beginning of year                                   423,675           1,918,335            346,129
                                                                         ---------------     ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END

   OF YEAR                                                               $     1,059,973     $       423,675   $      1,918,335
                                                                         ===============     ===============   ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Years Ended December 31, 1997, 1998 and 1999

                                                                                              Unallocated

                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of

                                          Partner         Partners          Partners          Investments           Total
------------------------------------------------------------------------------------------------------------   ----------
Balance as of December 31, 1996        $   1,158,769      $ 1,029       $   30,882,850      $    9,880,388     $     41,923,036
Cash distributions paid or accrued        (3,001,173)        (900)         (27,000,000)                  -          (30,002,073)
Net investment income                         13,410            2               40,131                   -               53,543
Net realized gain on investments           3,245,946          412           12,359,154                   -           15,605,512
Change in unrealized
   appreciation on investments                     -            -                    -          (5,872,825)          (5,872,825)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1997            1,416,952          543           16,282,135(A)        4,007,563           21,707,193
Cash distributions - paid or accrued        (314,632)        (140)          (4,200,000)                  -           (4,514,772)
Net investment income (loss)                   1,059           (5)            (153,942)                  -             (152,888)
Net realized loss on investments            (450,602)         (57)          (1,715,697)                  -           (2,166,356)
Change in unrealized
   appreciation on investments                     -            -                    -             765,025              765,025
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1998              652,777          341           10,212,496(A)        4,772,588           15,638,202
Cash distributions - paid or accrued      (1,565,309)        (384)         (11,520,000)                  -          (13,085,693)
Net investment loss                           (2,597)          (9)            (270,275)                  -             (272,881)
Net realized gain on investments           1,253,323          159            4,772,108                   -            6,025,590
Change in unrealized
   appreciation on investments                     -            -                    -          (2,322,245)          (2,322,245)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1999        $     338,194      $   107       $    3,194,329(A)   $    2,450,343     $      5,982,973
                                       =============      =======       ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $43, $117, and $162 as of December 31, 1999, 1998 and 1997, respectively. Cumulative cash distributions paid, or payable, to limited partners from inception to December 31, 1999, 1998 and 1997 totaled $1,656, $1,560 and $1,525 per Unit, respectively.

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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. In November 1999, the Individual General Partners voted to extend the term of the Partnership for an additional two-year period. The Partnership is now scheduled to terminate no later than December 31, 2001. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practical with the goal of maximizing returns to partners.

2.     Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost, which approximates market. Portfolio investments are carried at fair value, as determined quarterly by the Sub-Manager under the supervision of the Individual General Partners and the Managing General Partner. Publicly-held portfolio securities are valued at the closing public market price on the valuation date, discounted by a factor of up to 50% for sales restrictions, if any. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the company's Board of Directors or is greater than a 10% shareholder, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted to reflect 1) meaningful third-party transactions in the private market or 2) significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The
Sub-Manager considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $2.5 million as of December 31, 1999, was recorded for financial statement purposes, but was not recognized for tax purposes. Additionally, from inception to December 31, 1999, timing differences of approximately $2.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the offering of limited partnership interests totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be a cash equivalent.

3.     Allocation of Partnership Profits and Losses

Pursuant to the Partnership Agreement, the Managing General Partner is allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided such amount is positive. All other gains and losses of the Partnership are allocated among all partners (including the Managing General Partner) in proportion to each partners' respective capital contribution to the Partnership. From its inception to December 31, 1999, the Partnership had a $121.6 million net realized gain from its venture capital investments, including interest and other income from portfolio investments totaling $4.3 million.

4.     Related Party Transactions

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership and receives a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, capital distributed and realized capital losses with a minimum annual fee of $200,000. Such fee is determined and paid quarterly.

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

ML VENTURE PARTNERS II, L.P.

5.       Portfolio Investments

Portfolio investments liquidated during the years ended December 31, 1999 and 1998 are shown below:

                                                           Shares                              Realized
Investment                                                  Sold              Cost            Gain (Loss)           Return
--------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999 (1):

Clarus Medical Systems, Inc. - write-off                       n/a      $    1,000,548      $   (1,000,548)    $             0
CoCensys, Inc. (Sanderling)                                 19,063 (2)         192,504            (173,433)             19,071
Corporate Express, Inc.                                     60,000              12,000             570,000             582,000
Diatide, Inc.                                              809,704           2,986,023           4,706,165           7,692,188
Horizon Cellular Telephone
   Company, L.P. - liquidation                                 n/a                   0             389,118             389,118
IDE Corporation - write-off                                    n/a             227,000            (227,000)                  0
MLMS Cancer Research, Inc. - liquidation                       n/a                   0               1,567               1,567
Neocrin Company - write-off                                    n/a             363,378            (363,378)                  0
Ogle Resources, Inc.                                           n/a                   0               8,304               8,304
Photon Dynamics, Inc.                                      428,879 (3)       2,452,226           2,114,795           4,567,021
                                                                        --------------    ----------------     ---------------
Total                                                                   $    7,233,679    $      6,025,590     $    13,259,269
                                                                        ==============    ================     ===============

(1) See Schedule of Portfolio Investments for the cumulative results of liquidations of these investments. (2) Adjusted for a 1-for-8 reverse stock split effective in April 1999. (3) Includes 3,643 shares received in a non-cash exchange for the Partnership's warrant to purchase 6,062 shares.

Year ended December 31, 1998:

Biocircuits Corporation - partial write-off                    n/a      $    1,488,884    $     (1,488,884)    $             0
Depotech Corp., Inc. (Sanderling)                           93,745              57,056              79,822             136,878
Horizon Cellular Telephone
   Company Investment, L.P. - sale of options                  n/a                   0             187,194             187,194
Horizon Cellular Telephone

    Company Investment, L.P. - partial write-off               n/a             169,150            (169,150)                  0
Sanderling Biomedical, L.P. - liquidation                      n/a           1,100,905            (775,338)            325,567
                                                                        --------------    ----------------     ---------------
Total                                                                   $    2,815,995    $     (2,166,356)    $       649,639
                                                                        ==============    ================     ===============

6.       Cash Distributions

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to partners from inception of the Partnership through December 31, 1999 are listed below:

                                                           Managing           Individual                                 Per
                                                            General             General                  Limited          $1,000
Distribution Date                                           Partner            Partners             Partners            Unit
--------------------------------------                ----------------         --------       ------------------      ------
Inception to December 31, 1996                        $     21,132,691       $    5,200       $      156,000,000     $    1,300
July 11, 1997                                                2,590,089              640               19,200,000            160
October 16, 1997                                               411,084              260                7,800,000             65
January 26, 1999                                               314,632              140                4,200,000             35
October 7, 1999                                                180,589              140                4,200,000             35
January 25, 2000 (accrued)                                   1,384,720              244                7,320,000             61
                                                      ----------------       ----------       ------------------     ----------

Cumulative totals as of December 31, 1999             $     26,013,805       $    6,624       $      198,720,000     $    1,656
                                                      ================       ==========       ==================     ==========

ML VENTURE PARTNERS II, L.P.

7.     Classification of Portfolio Investments

As of December 31, 1999, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of

Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    2,786,922        $     5,087,143         85.03%
Preferred Stock                                        177,084                327,206          5.47%
                                                --------------        ---------------        -------
Total                                           $    2,964,006        $     5,414,349         90.50%
                                                ==============        ===============         ======

Country/Geographic Region

Midwestern U.S.                                 $    2,562,900        $     4,442,230         74.25%
Western U.S.                                           401,106                972,119         16.25%
                                                --------------        ---------------         ------
Total                                           $    2,964,006        $     5,414,349         90.50%
                                                ==============        ===============         ======

Industry

Business Services                               $    2,500,000        $     4,325,000         72.29%
Biotechnology                                          177,664                607,330         10.15%
Medical Devices and Services                           241,639                181,933          3.04%
Computer Hardware/Software                              44,703                300,086          5.02%
                                                --------------        ---------------         ------
Total                                           $    2,964,006        $     5,414,349         90.50%
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

ML VENTURE PARTNERS II, L.P.


8.     Short-Term Investments

As of December 31, 1999 and 1998, the Partnership had short-term investments in commercial paper as detailed below.
                                                           Maturity          Purchase          Amortized            Value at
Issuer                                          Yield        Date              Price             Cost               Maturity
----------------------------------------------------------------------------------------------------------------------------

December 31, 1999:

Lexington Parker Capital Corp.                 6.10%        1/20/00     $       492,884     $       498,306    $        500,000

Golden Crown Managers                          6.38%        1/19/00           7,931,947           7,973,062           8,000,000
                                                                        ---------------     ---------------    ----------------
Total as of December 31, 1999                                           $     8,424,831     $     8,471,368    $      8,500,000
                                                                        ===============     ===============    ================

December 31, 1998:

Amoco Managers Acceptance Corp.                5.58%        1/12/99     $     1,485,818     $     1,497,211    $      1,500,000

Star Marketers Acceptance Corp.                5.45%        1/19/99           1,487,510           1,495,685           1,500,000

Park Avenue Receivables Corp.                  5.33%        1/20/99           1,481,789           1,495,558           1,500,000
                                                                        ---------------     ---------------    ----------------
Total as of December 31, 1998                                           $     4,455,117     $     4,488,454    $      4,500,000
                                                                        ===============     ===============    ================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
         ----------------------------------------------------------------

None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

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

Individual General Partners
---------------------------
Dr. Steward S. Flaschen (1)
592 Weed Street
New Canaan, Connecticut 06840
Age 73
Individual General Partner since 1987
Units of the Partnership beneficially owned as of March 15, 2000 - None (3)
         President of Flaschen & Davies, a management consulting firm, since 1986; Corporate Senior Vice President and member of the Management Policy Board of ITT Corporation from 1982 to 1986 and General Technical Director from 1969 to 1986; Chairman of Telco Systems Inc. from 1990 to 1998; Chairman of TranSwitch Corp. from 1989 to present; Director of Sipex Corp. from 1996 to present.

Jerome Jacobson (1)
4200 Massachusetts Avenue, N.W.
Washington, D.C. 20016
Age 78
Individual General Partner since 1987
Units of the Partnership beneficially owned as of March 15, 2000 - None (3) President of Economic Studies Inc., an economic consulting firm, since 1984.

William M. Kelly (1)
500 Fifth Ave, 50th  Floor
New York, New York 10110
Age 56
Individual General Partner since 1991
Units of the Partnership beneficially owned as of March 15, 2000 - None (3)
         Managing Associate of Lingold Associates, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Director of First Eagle Fund of America since 1998, First Eagle International Fund from 1994 to present, First Eagle Sogen Funds from 1999 to present.

Kevin K. Albert (2)
World Financial Center
North Tower, 26th Floor
New York, New York 10281-1326
Age 47
Individual General Partner since 1990
Units of the Partnership beneficially owned as of March 15, 2000 - None (3)
         Director and President of the Management Company; Managing Director of Merrill Lynch Investment Banking Division ("MLIBK") since 1988.

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

     The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. Information concerning Kevin K. Albert, Director and President of the Management Company, is set forth under "General Partners - Individual General Partners". The address of Mr. Caruso, Mr. Giobbe and Mr. Bruno is South Tower, World Financial Center, New York, New York 10080.

James V. Caruso

Executive Vice President and Director
Age 48
Officer or Director since 1998
         Director of MLIBK, joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Michael Giobbe
Vice President and Director

Age 41
Officer or Director since 2000
         Vice President of MLIBK, joined Merrill Lynch in 1986. Mr. Giobbe's responsibilities include the business management function for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner.

James V. Bruno
Vice President and Treasurer

Age 33
Officer or Director since 1998
         Vice President of MLIBK, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

The Sub-Manager is a wholly-owned subsidiary of DLJ Capital Corporation ("DLJ Capital"). DLJ Capital, which was founded in 1969, has established ten institutional venture capital funds ("Sprout Funds") and several smaller funds, with total committed capital of over $1.6 billion. Six of such institutional funds, with capital exceeding $1.5 billion, are currently operating. As of December 31, 1999, DLJ Capital's most recent limited partnership is Sprout Capital VIII, L.P., which was established in 1998 with an excess of 72 percent of its $750 million capital provided by participants in earlier Sprout Funds. DLJ Capital's principal office is located at 277 Park Avenue, New York, New York 10172, and it maintains additional offices in Menlo Park, California and Deerfield, Illinois.

The following table sets forth information concerning the directors, principal executive officers and other officers of the Sub-Manager. Unless otherwise noted, the address of each such person is 277 Park Avenue, New York, New York 10172.

Richard E. Kroon

President, Chief Executive Officer and Director
Age 57

Officer or Director since 1977
         Managing General Partner of Sprout Group, the venture capital affiliate of DLJ, since 1981.

Dr. Robert E. Curry(1)
Vice President
Age 53
Officer or Director since 1991
         President and Director of the Management Company from 1989 to 1991; Managing Director of MLIBK from 1990 to 1991; President of Merrill Lynch R&D Management Inc. ("ML R&D") from 1990 to 1991, Vice President of ML R&D from 1984 to 1990 and Director of ML R&D from 1987 to 1991; General Partner of Sprout Group since 1991.

Robert Finzi(1)
Vice President

Age 46
Officer or Director since 1991
         Vice President of the Management Company from 1985 to 1991; Associate with Menlo Ventures from 1983 to 1984; General Partner of Sprout Group since 1991.

Anthony F. Daddino
Vice President and Director

Age 59
Officer or Director since 1989
         Director, Executive Vice President and Chief Financial Officer of DLJ.

Marjorie S. White
Secretary, Treasurer and Director

Age 46
Officer  or Director since 1997 Vice President and Secretary of DLJ.

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

Item 11.      Executive Compensation.
              ----------------------

Compensation - The Partnership currently pays each Independent General Partner an annual fee of $20,000 in quarterly installments plus $1,500 for each meeting of the Individual General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by the Individual General Partner is required. The Partnership pays all actual out-of-pocket expenses incurred by the Independent General Partners relating to attendance at such meetings. The Independent General Partners receive $1,500 for each meeting of the Audit Committee attended unless such committee meeting is held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners receive $500 for each meeting of the Audit Committee attended. For the year ended December 31, 1999, the aggregate fees paid by the Partnership to the Independent General Partners totaled $91,500.

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

For its fiscal year ended December 31, 1999, the Partnership had a net realized gain of $6,025,590 from the liquidation of certain portfolio investments. On a cumulative basis, from inception to December 31, 1999, the Partnership had $121,562,832 of net realized gains and investment income from its portfolio of venture capital investments. On October 7, 1999, the Partnership made a cash distribution to partners totaling $4,380,729. Limited Partners of record received $4,200,000 or $35 per Unit, the Managing General Partner received
$180,589 and the Individual General Partners received $140. Additionally, subsequent to the end of the year, on January 25, 2000, the Partnership made a cash distribution to partners totaling $8,704,964 including $7,320,000, or $61 per Unit, to Limited Partners of record on December 31, 1999. The Managing General Partners received $1,384,720 and the Individual General Partners received $244.

Management Fee - Pursuant to the Management Agreement, the Partnership pays the Management Company a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed to the Partners and realized capital losses, with a minimum annual fee of $200,000. Such fee is payable quarterly based on the adjusted capital contributions, as described above, at the end of the preceding calendar quarter. As described previously, the Management Company has entered into a Sub-Management Agreement with DLJ, pursuant to which the Management Company compensates DLJ for management services provided to the Partnership. For the year ended December 31, 1999, management fees incurred by the Partnership to the Management Company aggregated $200,000.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

Reference  is  made  to  Item  10  "Individual   General  Partners"   concerning
information with respect to security ownership.

As of March 15, 2000, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own an aggregate of 134 Units of the Partnership and Merrill Lynch Pierce Fenner & Smith, Incorporated owns 230 Units. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. Michael Giobbe, Director and Vice President of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1986. James V. Bruno, a Vice President and Treasurer of the Management Company and a Vice President of ML Investment Banking, joined Merrill Lynch in 1997. Messrs. Albert, Caruso, Giobbe and Bruno are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.
              ---------------------------------------------------------------

(a)           1.    Financial Statements

                     Balance Sheets as of December 31, 1999 and 1998

                     Schedule of Portfolio Investments as of December 31, 1999

                     Schedule of Portfolio Investments as of December 31, 1998

                     Statements of Operations for the years ended
                     December 31, 1999, 1998 and 1997

                     Statements of Cash Flows for the years ended
                     December 31, 1999, 1998 and 1997

                    Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

                    Notes to Financial Statements

              2.    Exhibits

                    (3)   (a)  Amended and Restated  Certificate of Limited
                               Partnership of the Partnership, dated as of January 12,1987. (1)

                    (3)   (b)  Amended and Restated Certificate of Limited
                               Partnership of the Partnership, dated July 27, 1990. (2)

                    (3)   (c)  Amended and Restated Certificate of Limited
                               Partnership of the Partnership, dated March 25, 1991.(3)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2000.

         ML VENTURE PARTNERS II, L.P.


         /s/   Kevin K. Albert

By:      Kevin K. Albert
         Individual General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2000.




By:      MLVPII Co., L.P.                     By:     /s/   Steward S. Flaschen
                                                      -------------------------
         its Managing General Partner                        Steward S. Flaschen
                                                      Individual General Partner

By:      Merrill Lynch Venture Capital Inc.         ML Venture Partners II, L.P.
         its General Partner


By:      /s/   Kevin K. Albert                     By:     /s/   Jerome Jacobson
         ------------------------------                   ---------------------
         Kevin K. Albert                                        Jerome Jacobson
         President                                    Individual General Partner
         (Principal Executive Officer)              ML Venture Partners II, L.P.


By:      /s/   James V. Bruno                     By:     /s/   William M. Kelly
         -------------------------------------            ----------------------
         James V. Bruno                                         William M. Kelly
         Vice President and Treasurer                 Individual General Partner
         (Principal Financial and Accounting Office ML Venture Partners II, L.P.


By:      /s/ Michael Giobbe

         Michael Giobbe
         Vice President