Form 10-Q
period 2000-03-31
ML VENTURE PARTNERS II LP
filed 2000-05-15
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-14217


                          ML VENTURE PARTNERS II, L.P.

--------------------------------------------------------------------------------
                          (Exact name of registrant as specified in its charter)


Delaware                                                             13-3324232
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor

New York, New York                                                         10080
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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of March 31, 2000 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                          March 31, 2000       December 31,
                                                                                            (Unaudited)              1999

ASSETS

Portfolio investments, at fair value (cost $2,964,006 as of
   March 31, 2000 and December 31, 1999)                                                  $      5,293,873     $      5,414,349
Short-term investments, at amortized cost                                                                -            8,471,368
Cash and cash equivalents                                                                          642,103            1,059,973
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      5,935,976     $     14,945,690
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      8,704,964
Accounts payable and accrued expenses                                                               98,141               91,518
Due to Management Company                                                                           50,000              166,235
Due to Independent General Partners                                                                  4,500                    -
                                                                                          ----------------     ----------------
   Total liabilities                                                                               152,641            8,962,717
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           337,426              338,194
Individual General Partners                                                                            104                  107
Limited Partners (120,000 Units)                                                                 3,115,938            3,194,329
Unallocated net unrealized appreciation of investments                                           2,329,867            2,450,343
                                                                                          ----------------     ----------------
   Total partners' capital                                                                       5,783,335            5,982,973
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      5,935,976     $     14,945,690
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 2000

                                                                             Initial
                                                                           Investment
Company / Position                                                            Date                 Cost            Fair Value
-------------------                                                     ---------------       -------------     ---------------
Burns International Services Corporation* (A)
Protective services
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     4,200,000
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
Client/server and internet software development tools
and services
200,057 shares of Common Stock                                            May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
Pacemaker monitoring service and MRI centers
62,500 shares of Common Stock                                             Feb. 1990                  241,639            156,250
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             30,207
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.
Joint and spine regeneration products
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.
Drug delivery and brain surgery systems
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $    2,964,006    $     5,293,873
                                                                                              ---------------------------------

Supplemental Information:  Liquidated Portfolio Investments (B)

                                                                                                 Net

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments                          $   113,568,990       $117,304,395         $  30,873,385
                                                                      ================     =============         =============

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments               $   116,532,996       $119,634,262        $     236,167,258
                                                                      ===============       ============        =================


(A)  Public company

(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 2000.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                               2000                1999
                                                                                         ---------------     ---------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                                   $       44,924     $         22,972
   Other income from portfolio investments                                                           120                  530
                                                                                          --------------     ----------------
   Total investment income                                                                        45,044               23,502
                                                                                          --------------     ----------------

Expenses:
   Management fee                                                                                 50,000               50,000
   Professional fees                                                                              16,250               26,340
   Mailing and printing                                                                           33,156               25,467
   Independent General Partners' fees                                                             24,000               24,000
   Custodial fees                                                                                    800                1,011
   Miscellaneous                                                                                       -                  474
                                                                                          --------------     ----------------
   Total investment expenses                                                                     124,206              127,292
                                                                                          --------------     ----------------

NET INVESTMENT LOSS                                                                              (79,162)            (103,790)

Net realized loss from portfolio investments                                                           -             (363,378)
                                                                                          --------------     ----------------

NET REALIZED LOSS FROM OPERATIONS                                                                (79,162)            (467,168)

Change in net unrealized appreciation of portfolio investments                                  (120,476)            (792,382)
                                                                                          --------------     ----------------

NET DECREASE IN NET ASSETS RESULTING

   FROM OPERATIONS                                                                        $     (199,638)    $     (1,259,550)
                                                                                          ==============     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                               2000                   1999
                                                                                         ---------------          -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                      $      (79,162)          $    (103,790)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest from short-term investments                                         46,538                  31,428
Decrease in accrued interest receivable - other                                                       -                   1,291
Decrease in payables, net                                                                      (105,112)                (16,609)
                                                                                         --------------           -------------
Cash used for operating activities                                                             (137,736)                (87,680)
                                                                                         --------------           -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net return of cost of short-term investments                                                  8,424,830               3,960,777
Net proceeds from the sale of portfolio investments                                                   -                 475,435
                                                                                         --------------           -------------
Cash provided from investing activities                                                       8,424,830               4,436,212
                                                                                         --------------           -------------

CASH FLOWS USED FOR FINANCING ACTIVITES

Cash distribution paid to partners                                                           (8,704,964)             (4,514,772)
                                                                                         --------------           -------------

Decrease in cash and cash equivalents                                                          (417,870)               (166,240)
Cash and cash equivalents at beginning of period                                              1,059,973                 423,675
                                                                                         --------------           -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      642,103           $     257,435
                                                                                         ==============           =============



See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2000

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments         Total
                                        ------------    ----------      --------------      ---------------    ----------------
Balance as of beginning of period      $     338,194      $    107      $    3,194,329      $    2,450,343     $      5,982,973

Net investment loss                             (768)           (3)            (78,391)                  -              (79,162)

Change in unrealized

   appreciation of investments                     -             -                   -            (120,476)            (120,476)
                                       -------------      --------      --------------      --------------     ----------------

Balance as of end of period            $     337,426      $    104      $    3,115,938      $    2,329,867     $      5,783,335
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $41 as of March 31, 2000. Additionally, cumulative cash distributions paid to limited partners from inception to March 31, 2000 totaled $1,656 per Unit.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.     Organization and Purpose

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. The Partnership is scheduled to terminate no later than December 31, 2001. However, the Managing General Partner is working toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practical with the goal of maximizing returns to partners.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $2.3 million as of March 31, 2000, was recorded for financial statement purposes, but was not recognized for tax purposes. Additionally, from inception to March 31, 2000, timing differences of approximately $2.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the offering of limited partnership interests totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be a cash equivalent.

3.     Allocation of Partnership Profits and Losses

Pursuant to the Partnership Agreement, the Managing General Partner is allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided such amount is positive. All other gains and losses of the Partnership are allocated among all partners (including the Managing General Partner) in proportion to each partners' respective capital contribution to the Partnership. From its inception to March 31, 2000, the Partnership had a $121.6 million net realized gain from its venture capital investments, including interest and other income from portfolio investments totaling $4.3 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of March 31, 2000, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of

Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    2,786,922        $     4,966,667         85.88%
Preferred Stock                                        177,084                327,206          5.66%
                                                --------------        ---------------        -------
Total                                           $    2,964,006        $     5,293,873         91.54%
                                                ==============        ===============         ======

Country/Geographic Region

Midwestern U.S.                                 $    2,562,900        $     4,317,230         74.65%
Western U.S.                                           401,106                976,643         16.89%
                                                --------------        ---------------         ------
Total                                           $    2,964,006        $     5,293,873         91.54%
                                                ==============        ===============         ======

Industry

Protective Services                             $    2,500,000        $     4,200,000         72.63%
Biotechnology                                          177,664                607,330         10.50%
Medical Devices and Services                           241,639                186,457          3.22%
Computer Software                                       44,703                300,086          5.19%
                                                --------------        ---------------         ------
Total                                           $    2,964,006        $     5,293,873         91.54%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

6.       Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 2000, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              -----------------------------------------------------------------

Liquidity and Capital Resources

As of March 31, 2000, the Partnership held $642,103 in an interest-bearing cash account. Interest earned from this account and other short-term investments totaled $44,924 for the three months ended March 31, 2000. Interest earned in future periods is subject to fluctuations in interest rates and changes in amounts available for investment. Funds needed to cover the Partnership's future operating expenses and follow-on investments, if any, will be obtained from existing cash reserves, interest and other investment income received and proceeds from the sale of portfolio investments.

The Partnership is scheduled to terminate no later than December 31, 2001. However, the Managing General Partner is continuing to work toward liquidating the Partnership's remaining assets and terminating the Partnership as soon as practical, with the goal of maximizing returns to partners.

Generally, net proceeds received from the sale of portfolio investments are distributed to partners as soon as practicable, after an adequate reserve for operating expenses and follow-on investments in the remaining portfolio companies.

Results of Operations

For the three months ended March 31, 2000 and 1999, the Partnership had a net realized loss from operations of $79,162 and 467,168, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest, dividend and other portfolio income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from portfolio investments for the three months ended March 31, 2000.

For the three months ended March 31, 1999, the Partnership had a $363,378 net realized loss resulting from the write-off of its remaining investment in Neocrin Company due to continued operating and financial difficulties at the company.

Investment Income and Expenses - For the three months ended March 31, 2000 and 1999, the Partnership had a net investment loss of $79,162 and $103,790, respectively. The favorable change in net investment loss for the 2000 period compared to the same period in 1999, primarily was attributable to a $21,542 increase in investment income. The increase in investment income primarily resulted from an increase in interest from short-term investments, reflecting an increase in funds invested in such securities during the first quarter of 2000 compared to the same period in 1999 resulting from higher cash balances held pending distribution to partners. Operating expenses of $124,206 for the three months ended March 31, 2000 were slightly lower than operating expenses of $127,292 for the three months ended March 31, 1999. An increase in mailing and printing expenses of $7,689 was more than offset by a reduction in professional fees of $10,090. The increase in mailing and printing reflects additional mailings to limited partners during the 2000 period. The decrease in professional fees resulted from reduced legal and outside accounting fees reflecting the reduced operating activity as the Partnership proceeds with the liquidation of its remaining assets.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee was $50,000 for each of the three-month periods ended March 31, 2000 and 1999. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - For the three months ended March 31, 2000, the Partnership had a $120,476 decrease in net unrealized appreciation reflecting the reduced fair value of its remaining publicly held securities as of March 31, 2000.

For the three months ended March 31, 1999, the Partnership reduced the fair value of its remaining portfolio investments on a net basis by $1,155,760. Offsetting this decrease was the transfer of $363,378 of unrealized loss to realized loss relating to the write-off of Neocrin Company during the quarter, as discussed above. As a result, the Partnership had a $792,382 decrease in net unrealized appreciation of investments for the three months ended March 31, 1999.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation of portfolio investments.

As of March 31, 2000, the Partnership's net assets were $5,783,335, reflecting a decrease of $199,638 from net assets of $5,982,973 as of December 31, 1999. This decrease reflects the $79,162 net realized loss from operations and the $120,476 decrease in net unrealized appreciation of investments for the three months ended March 31, 2000.

As of March 31, 1999, the Partnership's net assets were $14,378,652, reflecting a decrease of $1,259,550 from net assets of $15,638,202 as of December 31, 1998. This decrease reflects the $467,168 net realized loss from operations and the $792,382 decrease in net unrealized appreciation of investments for the three months ended March 31, 1999.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if such net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of March 31, 2000 and December 31, 1999 was $41 and $43, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,293,873 as of March 31, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $529,387.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2000 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not party to any material pending legal proceedings.

Item 2.       Changes in Securities.
              ---------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.
              -----------------

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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

              ML VENTURE PARTNERS II, L.P.


By:           MLVPII Co., L.P.,
              its Managing General Partner

By:           Merrill Lynch Venture Capital Inc.,
              its General Partner

By:           /s/     Kevin K. Albert
              -----------------------
              Kevin K. Albert
              President

              (Principal Executive Officer)

By:           /s/   James V. Bruno
              -----------------------
              James V. Bruno
              Vice President & Treasurer

              (Principal Financial and Accounting Officer)

By:           /s/   Michael Giobbe
              -----------------------
              Michael Giobbe
              Vice President

Date:         May 15, 2000