Form 10-Q
period 2000-06-30
ML VENTURE PARTNERS II LP
filed 2000-08-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

                             ML VENTURE PARTNERS II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of June 30, 2000 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                    June 30, 2000            December 31,
                                                                                     (Unaudited)                 1999
                                                                                ------------------      ------------------
ASSETS

Portfolio investments, at fair value (cost $2,786,342 as of
   June 30, 2000 and $2,964,006 as of December 31, 1999)                          $      5,387,586               5,414,349
Short-term investments, at amortized cost                                                        -               8,471,368
Cash and cash equivalents                                                                  722,805               1,059,973
                                                                                  ----------------       -----------------

TOTAL ASSETS                                                                      $      6,110,391       $      14,945,690
                                                                                  ================       =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                         $              -       $       8,704,964
Accounts payable and accrued expenses                                                       81,565                  91,518
Due to Management Company                                                                   81,494                 166,235
                                                                                  ----------------       -----------------
   Total liabilities                                                                       163,059               8,962,717
                                                                                  ----------------       -----------------

Partners' Capital:
Managing General Partner                                                                   333,037                 338,194
Individual General Partners                                                                    101                     107
Limited Partners (120,000 Units)                                                         3,012,950               3,194,329
Unallocated net unrealized appreciation of investments                                   2,601,244               2,450,343
                                                                                  ----------------       -----------------
   Total partners' capital                                                               5,947,332               5,982,973
                                                                                  ----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $      6,110,391       $      14,945,690
                                                                                  ================       =================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 2000

                                                                             Initial
                                                                           Investment
Company / Position                                                            Date                 Cost              Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Burns International Services Corporation* (A) (B)
Protective services
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     5,000,000
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
Client/server and internet software development tools
and services
200,057 shares of Common Stock                                            May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
Pacemaker monitoring service and MRI centers
62,500 shares of Common Stock                                             Feb. 1990                  241,639             87,500
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0                  0
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $    2,786,342    $     5,387,586
                                                                                              ---------------------------------

Supplemental Information:  Liquidated Portfolio Investments (C)

                                                                                                 Net

                                                                            Cost            Realized Gain            Return

Totals from Liquidated Portfolio Investments          (D)             $   113,746,654       $  117,287,598     $    231,034,252
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value

                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments               $   116,532,996       $  119,888,842     $    236,421,838
                                                                      =========================================================

(A)  Public company

(B) Subsequent to June 30, 2000, the Partnership sold its 500,000 shares of Burns International Services Corporation for net proceeds of $10.1 million. See note 6 to Notes to Financial Statements.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 2000.

(D) During the quarter ended June 30, 2000, the Partnership sold its holdings of ReGen Biologics, Inc. and Stereotaxis, Inc. in a private transaction for $160,867, realizing a net loss of $16,797.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                                    2000            1999              2000            1999
                                                               ------------     -------------    -------------    -------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $      8,383    $       26,081     $    53,307      $     49,053
   Other income from portfolio
     investments                                                          49                71             169               601
                                                                ------------    --------------     -----------      ------------
     Total investment income                                           8,432            26,152          53,476            49,654
                                                                ------------    --------------     -----------      ------------

   Expenses:
   Management fee                                                     50,000            50,000         100,000           100,000
   Professional fees                                                  24,039            25,371          40,289            51,711
   Mailing and printing                                               10,317            23,615          43,473            49,082
   Independent General Partners' fees                                 13,000            24,000          37,000            48,000
   Custodial fees                                                        800               800           1,600             1,811
   Miscellaneous                                                         859             7,049             859             7,523
                                                                ------------    --------------     -----------      ------------
   Total investment expenses                                          99,015           130,835         223,221           258,127
                                                                ------------    --------------     -----------      ------------

NET INVESTMENT LOSS                                                  (90,583)         (104,683)       (169,745)         (208,473)

Net realized (loss) gain from portfolio investments                  (16,797)          856,191         (16,797)          492,813
                                                                ------------    --------------     -----------      ------------

NET REALIZED (LOSS) GAIN FROM

   OPERATIONS                                                       (107,380)          751,508        (186,542)          284,340

Change in unrealized appreciation of investments                     271,377         1,490,399         150,901           698,017
                                                                ------------    --------------     -----------      ------------

NET INCREASE (DECREASE) IN NET ASSETS

   RESULTING FROM OPERATIONS                                    $    163,997    $    2,241,907     $   (35,641)     $    982,357
                                                                ============    ==============     ===========      ============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                2000                 1999
                                                                                          ----------------     -----------------
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (169,745)    $       (208,473)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest from short-term investments                                            46,538               19,889
Decrease in accrued interest receivable                                                                  -                  994
Decrease in payables, net                                                                          (94,694)             (23,014)
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (217,901)            (210,604)
                                                                                          ----------------     ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net return of short-term investments                                                             8,424,830            1,738,736
Net proceeds from the sale of portfolio investments                                                160,867            2,954,742
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                          8,585,697            4,693,478
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to partners                                                             (8,704,964)          (4,514,772)
                                                                                          ----------------     ----------------

Decrease in cash and cash equivalents                                                             (337,168)             (31,898)
Cash and cash equivalents at beginning of period                                                 1,059,973              423,675
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        722,805     $        391,777
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2000

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments         Total
                                        ------------    -----------     --------------     ----------------   ----------------
Balance as of beginning of period      $     338,194      $    107      $    3,194,329      $    2,450,343     $      5,982,973

Net investment loss                           (1,664)           (6)           (168,075)                  -             (169,745)

Net realized loss on
   portfolio investments                      (3,493)            -             (13,304)                  -              (16,797)

Change in unrealized

   appreciation of  investments                    -             -                   -             150,901              150,901
                                       -------------      --------      --------------      --------------     ----------------

Balance as of end of period            $     333,037      $    101      $    3,012,950(A)   $    2,601,244     $      5,947,332
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $42 as of June 30, 2000. Cumulative cash distributions paid to limited partners from inception to June 30, 2000 totaled $1,656 per Unit.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of approximately $2.6 million as of June 30, 2000, was recorded for financial statement purposes, but was not recognized for tax purposes. Additionally, from inception to June 30, 2000, timing differences of approximately $2.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the offering of limited partnership interests totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be a cash equivalent.

3.     Allocation of Partnership Profits and Losses

Pursuant to the Partnership Agreement, the Managing General Partner is allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided such amount is positive. All other gains and losses of the Partnership are allocated among all partners (including the Managing General Partner) in proportion to each partners' respective capital contribution to the Partnership. From its inception to June 30, 2000, the Partnership had a $121.5 million net realized gain from its venture capital investments, including interest and other income from portfolio investments totaling $4.3 million.

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

Each of the two remaining Independent General Partners receives $20,000 annually in quarterly installments, $1,500 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,500 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners).

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

5.     Classification of Portfolio Investments

As of June 30, 2000, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $    2,786,342        $     5,387,586         90.59%
                                                --------------        ---------------         ------
Total                                           $    2,786,342        $     5,387,586         90.59%
                                                ==============        ===============         ======

Country/Geographic Region

Midwestern U.S.                                 $    2,500,000        $     5,000,000         84.07%
Western U.S.                                           286,342                387,586          6.52%
                                                --------------        ---------------         ------
Total                                           $    2,786,342        $     5,387,586         90.59%
                                                ==============        ===============         ======

Industry

Protective Services                             $    2,500,000        $     5,000,000         84.07%
Computer Software                                       44,703                300,086          5.05 %
Medical Devices and Services                           241,639                 87,500          1.47%
                                                --------------        ---------------         ------
Total                                           $    2,786,342        $     5,387,586         90.59%
                                                ==============        ===============         ======

* Percentage of net assets is based on fair value.

6.       Subsequent Events

Subsequent to June 30, 2000, the Partnership sold its 500,000 common shares of Burns International Services Corporation for net proceeds of $10.1 million compared to the $2.5 million cost of this investment. The sale will result in a realized gain of $7.6 million for the quarter ending September 30, 2000.

In August 2000, the General Partners approved a cash distribution to Partners totaling $10,267,496. The distribution will be paid in October 2000. Limited partners of record on September 30, 2000 will receive $8,520,000, or $71 per Unit. Additionally, the Individual General Partners will receive $284 and the Managing General Partner will receive $1,747,212.

7.       Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of June 30, 2000, and for the six-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

The Partnership invests its idle cash balances in short-term securities with maturities of less than one year and in an interest-bearing cash account. As of June 30, 2000, the Partnership held $722,805 in its interest-bearing cash account. Interest earned from the Partnership's idle cash investment totaled $8,383 and $53,307 for the three and six months ended June 30, 2000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover the Partnership's future operating expenses and follow-on investments, if any, will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

During the quarter ended June 30, 2000, the Partnership sold its holdings of ReGen Biologics, Inc. and Stereotaxis, Inc. in a private transaction for $160,867. Subsequent to June 30, 2000, the Partnership sold its 500,000 common shares of Burns International Services Corporation for net proceeds of $10.1 million compared to the $2.5 million cost of this investment. The sale will result in a realized gain of $7.6 million for the quarter ending September 30, 2000. With the completion of the sale of its investment in Burns International Services, the Partnership has only two remaining portfolio investments, Brightware, Inc. and Raytel Medical Corporation.

In August 2000, the General Partners approved a cash distribution to Partners totaling $10,267,496. The distribution will be paid in October 2000. Limited partners of record on September 30, 2000 will receive $8,520,000, or $71 per Unit. Additionally, the Individual General Partners will receive $284 and the Managing General Partner will receive $1,747,212.

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

Results of Operations

For the three and six months ended June 30, 2000, the Partnership had a net realized loss from operations of $107,380 and $186,542, respectively. For the three and six months ended June 30, 1999, the Partnership had a net realized gain from operations of $751,508 and $284,340, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 2000, the Partnership had a $16,797 net realized loss from its portfolio investments. During the quarter, the Partnership sold its investment in Stereotaxis, Inc. and ReGen Biologics, Inc. in a private transaction for $160,867, resulting in a net realized loss of $16,797.

For the three and six months ended June 30, 1999, the Partnership had a net realized gain from its portfolio investments of $856,191 and $492,813, respectively. In June 1999, the Partnership realized a loss of $1,000,548 resulting from the write-off of its remaining investment in Clarus Medical Systems, Inc. due to continued business and financial difficulties at the company. Also during the quarter ended June 30, 1999, the Partnership sold 393,500 shares of Photon Dynamics, Inc. in the public market, realizing a gain of $1,855,172. The Partnership also received a $1,567 liquidating distribution from MLMS Cancer Research, Inc. during the quarter, which was recorded as a realized gain.

Investment Income and Expenses - For the three months ended June 30, 2000 and 1999, the Partnership had a net investment loss of $90,583 and $104,683, respectively. The $14,100 favorable change in investment loss for the 2000 period compared to the same period in 1999 resulted from a $31,820 decrease in operating expenses, partially offset by a $17,720 decrease in investment income. The decline in investment income primarily was due to a decrease in interest from short-term investments, resulting from a decrease in funds invested in such securities during the three months ended June 30, 2000 compared to the same period in 1999. The decline in operating expenses for the three months ended June 30, 2000 compared to the 1999 period included an $11,000 decline in fees paid to the Independent General Partners ("IGPs"), resulting from the change from three to two IGPs beginning in the second quarter of 2000. The decline in operating expenses also included a $13,298 reduction in mailing and printing expenses and a $7,522 decline in other operating expenses. Approximately $13,000 of additional mailing and printing expense was incurred during the 1999 period resulting from additional limited partner notifications mailed during the three months ended June 30, 1999. The reduction in other operating expenses primarily resulted from a one-time insurance expense of approximately $5,600 incurred during the 1999 period.

For the six months ended June 30, 2000 and 1999 the Partnership had a net investment loss of $169,745 and $208,473, respectively. The favorable change in net investment loss for the 2000 period compared to the same period in 1999 primarily was attributable to a $3,822 increase in investment income and a $34,906 decrease in operating expenses. The increase in investment income primarily was due to an increase in interest from short-term investments, reflecting an increase in funds invested in short-term securities during the first half of 2000 compared to the same period in 1999. Proceeds received from the sale of portfolio investments are invested in short-term investments until distributions are made to partners. The decline in operating expenses includes an $11,000 decline in fees paid to the IGPs, as discussed above, and declines in professional fees, mailing and printing and other operating expenses. The decline in professional fees is generally due to lower legal and outside accounting fees, reflecting the decreased level of activity as the Partnership proceeds with the liquidation of its remaining investments. The decline in mailing and printing expenses reflects the costs incurred from additional limited partner notifications mailed during 1999 and the decline in other operating expenses primarily resulted from a one-time insurance expense of approximately $5,600 incurred during the 1999 period, as discussed above.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended June 30, 2000 and 1999 was $50,000 and the management fee for the six months ended June 30, 2000 and 1999 was $100,000. The management fee will remain at the minimum annual fee of $200,000 for 2000 through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments -For the six months ended June 30, 2000, the Partnership had a $580,567 net unrealized gain from its portfolio investments, resulting from the net upward revaluation of its remaining portfolio investments. Offsetting this increase is the transfer of $429,666 of unrealized gain to realized gain, relating to portfolio investments sold during the period, as discussed above. As a result, the Partnership has a $150,901 favorable change to net unrealized appreciation of investments for the six-month period ended June 30, 2000.

For the six months ended June 30, 1999, the Partnership had a $786,941 net unrealized gain, resulting from the net upward revaluation of its remaining portfolio investments. Additionally, during the six month period, $88,924 of unrealized gain was transferred to realized gain, relating to portfolio investments sold or written off during the period, as discussed above. The $786,941 unrealized gain and the $88,924 net transfer from unrealized gain to realized gain, resulted in a $698,017 favorable change to unrealized appreciation of investments for the six-month period ended June 30, 1999.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 2000, the Partnership's net assets were $5,947,332, compared to $5,982,973 as of December 31, 1999. This $35,641 decrease is comprised of the $150,901 increase in unrealized appreciation of investments offset by the $186,542 net realized loss from operations for the six-month period ended June 30, 2000.

As of June 30, 1999, the Partnership's net assets were $16,620,559, compared to $15,638,202 as of December 31, 1998. This $982,357 increase was comprised of the $698,017 increase in unrealized appreciation of investments and the $284,340 net realized gain from operations for the six-month period ended June 30, 1999.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if such net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of June 30, 2000 and December 31, 1999 was $42 and $43, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $5,387,586 as of June 30, 2000. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $538,759.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of June 30, 2000 is also considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities and Use of Proceeds.
              -----------------------------------------

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

Not applicable

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

              (a)   Exhibits

                    (3)   (a)  Amended and  Restated  Certificate  of Limited
                               Partnership of the Partnership, dated as of January 12, 1987. (1)

                    (3)   (b)  Amended and Restated  Certificate of Limited
                               Partnership of the Partnership, dated July 27, 1990. (2)

                    (3)   (c)  Amended and Restated  Certificate of Limited
                               Partnership of the Partnership, dated March 25, 1991. (3)

                    (3)   (d)  Amended and Restated Agreement of Limited
                               Partnership of the Partnership, dated as of May 4,1987. (4)

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

              (b) The Registrant filed with the Commission a current report on Form 8-K dated August 4, 2000. This current report contained details with respect to the sale of the Partnership's investment in Burns International Services Corporation.

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

              (Principal Executive Officer)


By:           /s/     James V. Bruno

              James V. Bruno
              Vice President and Treasurer

              (Principal Financial and Accounting Officer)


By:           /s/     Diane T. Herte

              Diane T. Herte
              Vice President

Date:         August 14, 2000