Form 10-Q
period 2000-09-30
ML VENTURE PARTNERS II LP
filed 2000-11-14
CIK 789538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000

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



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of September 30, 2000 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS

                                                                                    September 30,
                                                                                        2000                 December 31,
                                                                                     (Unaudited)                 1999
ASSETS

Portfolio investments, at fair value (cost $286,342 as of
   September 30, 2000 and $2,964,006 as of December 31, 1999)                     $        362,586       $       5,414,349
Short-term investments, at amortized cost                                               10,492,394               8,471,368
Cash and cash equivalents                                                                  489,135               1,059,973
                                                                                  ----------------       -----------------

TOTAL ASSETS                                                                      $     11,344,115       $      14,945,690
                                                                                  ================       =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                         $     10,267,496       $       8,704,964
Accounts payable and accrued expenses                                                       79,426                  91,518
Due to Management Company                                                                  131,494                 166,235
                                                                                  ----------------       -----------------
   Total liabilities                                                                    10,478,416               8,962,717
                                                                                  ----------------       -----------------

Partners' Capital:
Managing General Partner                                                                   187,545                 338,194
Individual General Partners                                                                     21                     107
Limited Partners (120,000 Units)                                                           601,889               3,194,329
Unallocated net unrealized appreciation of investments                                      76,244               2,450,343
                                                                                  ----------------       -----------------
   Total partners' capital                                                                 865,699               5,982,973
                                                                                  ----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $     11,344,115       $      14,945,690
                                                                                  ================       =================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 2000


                                                                             Initial
                                                                           Investment
Company / Position                                                            Date                 Cost              Fair Value
Brightware, Inc.
Client/server and internet software development tools
and services
200,057 shares of Common Stock                                            May 1995            $       44,703    $       300,086
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
Pacemaker monitoring service and MRI centers
62,500 shares of Common Stock                                             Feb. 1990                  241,639             62,500
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0                  0
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments                                                                   $      286,342    $       362,586
                                                                                              ---------------------------------

Supplemental Information:  Liquidated Portfolio Investments (B)
                                                                                                 Net
                                                                            Cost            Realized Gain            Return
Totals from Liquidated Portfolio Investments          (C)             $   116,246,654       $  124,987,590     $    241,234,244
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments               $   116,532,996       $  125,063,834     $    241,596,830
                                                                      =========================================================

(A)  Public company

(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 2000.

(C) During the quarter ended September 30, 2000, the Partnership sold its holdings of Burns International Services Corporation for net proceeds totaling $10,119,992, realizing a net gain of $7,619,992. Also during the quarter, the Partnership received $80,000 from Research Applications, Inc., a portfolio investment which had been previously written off, resulting in a realized gain for the entire amount.

See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,

                                                                   2000            1999              2000             1999
                                                              -------------   ---------------   --------------    --------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                      $      110,595     $       48,422  $      163,902  $        97,475
   Other income from portfolio investments                               65                 71             234              672
                                                             --------------     --------------  --------------  ---------------
   Total investment income                                          110,660             48,493         164,136           98,147
                                                             --------------     --------------  --------------  ---------------

   Expenses:
   Management fee                                                    50,000             50,000         150,000          150,000
   Professional fees                                                 17,750             21,617          58,039           73,328
   Mailing and printing                                              15,576             20,520          59,049           69,602
   Independent General Partners' fees                                16,000             19,500          53,000           67,500
   Custodial fees                                                       463                244           2,063            2,055
   Miscellaneous                                                          -                663             859            8,186
                                                             --------------     --------------  --------------  ---------------
   Total investment expenses                                         99,789            112,544         323,010          370,671
                                                             --------------     --------------  --------------  ---------------

NET INVESTMENT INCOME (LOSS)                                         10,871            (64,051)       (158,874)        (272,524)

Net realized gain from portfolio investments                      7,699,992             17,720       7,683,195          510,533
                                                             --------------     --------------  --------------  ---------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                     7,710,863            (46,331)      7,524,321          238,009

Change in unrealized appreciation of investments                 (2,525,000)         3,632,959      (2,374,099)       4,330,976
                                                             --------------     --------------  --------------  ---------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                 $    5,185,863     $    3,586,628  $    5,150,222  $     4,568,985
                                                             ==============     ==============  ==============  ===============


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,


                                                                                                2000                 1999
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $       (158,874)    $       (272,524)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable                                                                  -                1,291
(Increase) decrease in accrued interest from short-term investments                                (52,349)              33,337
(Decrease) increase in payables, net                                                               (46,833)              34,930
                                                                                          ----------------     ----------------
Cash used for operating activities                                                                (258,056)            (202,966)
                                                                                          ----------------     ----------------

CASH FLOWS  PROVIDED FROM INVESTING ACTIVITIES

Net (purchase) return of short-term investments                                                 (1,968,677)           4,455,117
Net proceeds from the sale of portfolio investments                                             10,360,859            4,994,624
                                                                                          ----------------     ----------------
Cash provided from investing activities                                                          8,392,182            9,449,741
                                                                                          ----------------     ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                             (8,704,964)          (4,514,772)
                                                                                          ----------------     ----------------

(Decrease) increase in cash and cash equivalents                                                  (570,838)           4,732,003
Cash and cash equivalents at beginning of period                                                 1,059,973              423,675
                                                                                          ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        489,135     $      5,155,678
                                                                                          ================     ================


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2000




                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited         Appreciation
                                          Partner         Partners          Partners         of Investments    Total

Balance as of beginning of period      $     338,194      $    107      $    3,194,329      $    2,450,343     $      5,982,973

Net investment loss                           (1,542)           (5)           (157,327)                  -             (158,874)

Net realized gain on
   portfolio investments                   1,598,105           203           6,084,887                   -            7,683,195

Cash distribution, accrued                (1,747,212)         (284)         (8,520,000)                  -          (10,267,496)

Change in unrealized
   appreciation of  investments                    -             -                   -          (2,374,099)          (2,374,099)
                                       -------------      --------      --------------      --------------     ----------------

Balance as of end of period            $     187,545      $     21      $      601,889 (A)  $       76,244     $        865,699
                                       =============      ========      ==============      ==============     ================



(A) The net asset value per unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation of investments, was $6 as of September 30, 2000. Cumulative cash distributions paid or accrued to limited partners from inception to September 30, 2000 totaled $1,727 per Unit.


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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of investments of $76,244 as of September 30, 2000, was recorded for financial statement purposes, but was not recognized for tax purposes. Additionally, from inception to September 30, 2000, timing differences of approximately $2.4 million have been deducted on the Partnership's financial statements and syndication costs relating to the offering of limited partnership interests totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be a cash equivalent.

3.     Allocation of Partnership Profits and Losses

Pursuant to the Partnership Agreement, the Managing General Partner is allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided such amount is positive. All other gains and losses of the Partnership are allocated among all partners (including the Managing General Partner) in proportion to each partners' respective capital contribution to the Partnership. From its inception to September 30, 2000, the Partnership had a $129.2 million net realized gain from its venture capital investments, including interest and other income from portfolio investments totaling $4.3 million.

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

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), concluded


5.     Classification of Portfolio Investments

As of September 30, 2000, the Partnership's investments in portfolio companies were categorized as follows:

                                                                                               % of
Type of Investments                                  Cost               Fair Value          Net Assets*
-------------------                             --------------        ---------------       -----------
Common Stock and Warrants                       $      286,342        $       362,586        41.88%
                                                ==============        ===============        ======

Country/Geographic Region
Western U.S.                                    $      286,342        $       362,586        41.88%
                                                ==============        ===============        ======

Industry
Computer Software                               $       44,703        $       300,086        34.66%
Medical Devices and Services                           241,639                 62,500          7.22%
                                                --------------        ---------------        -------
Total                                           $      286,342        $       362,586        41.88%
                                                ==============        ===============        ======

* Percentage of net assets is based on fair value.

6.       Subsequent Events

On October 5, 2000, the Partnership made a cash distribution to partners totaling $10,267,496. Limited partners of record on September 30, 2000 received $8,520,000, or $71 per Unit, the Individual General Partners received $284 and the Managing General Partner received $1,747,212.

7.       Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 2000, and for the nine-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

The Partnership's idle cash balances are held in an interest-bearing cash account or invested in short-term securities with maturities of less than one year. As of September 30, 2000, the Partnership held $489,135 in its interest-bearing cash account. Interest earned from the Partnership's idle cash balances totaled $110,595 and $163,902 for the three and nine months ended September 30, 2000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in idle cash balances. Funds needed to cover the Partnership's future operating expenses and follow-on investments, if any, will be obtained from existing cash reserves, interest and other investment income and proceeds from the sale of portfolio investments.

     During the nine months ended September 30, 2000, the Partnership sold certain portfolio investments for net proceeds totaling $10.4 million. As a result of these liquidations, the Partnership has only two remaining portfolio investments: Brightware, Inc. and Raytel Medical Corporation.

On October 5, 2000, the Partnership made a cash distribution to partners totaling $10,267,496. Limited partners of record on September 30, 2000 received $8,520,000, or $71 per Unit, the Individual General Partners received $284 and the Managing General Partner received $1,747,212.

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

Results of Operations

For the three and nine months ended September 30, 2000, the Partnership had a net realized gain from operations of $7,710,863 and $7,524,321, respectively. The Partnership had a net realized loss from operations of $46,331 for the three months ended September 30, 1999 and had a net realized gain from operations of $238,009 for the nine months ended September 30, 1999. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 2000, the Partnership had a net realized gain from its portfolio investments of $7,699,992 and $7,683,195, respectively. During the three months ended September 30, 2000, the Partnership sold its 500,000 common shares of Burns International Services Corporation for net proceeds totaling $10,119,992 compared to a cost of $2,500,000, for a realized gain of $7,619,992. Additionally, during the quarter ended September 30, 2000, the Partnership received $80,000 from Research Applications, Inc., a portfolio investment that had been previously written off, resulting in a realized gain for the entire amount. During the six months ended June 30, 2000, the Partnership sold its investment in Stereotaxis, Inc. and ReGen Biologics, Inc. in a private transaction for $160,867, resulting in a net realized loss of $16,797.

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

Investment Income and Expenses - For the three months ended September 30, 2000 and 1999, the Partnership had net investment income of $10,871 and a net investment loss of $64,051, respectively. The $74,922 favorable change in investment income for the 2000 period compared to the same period in 1999 resulted from a $62,167 increase in investment income and a $12,755 decrease in operating expenses. The increase in investment income primarily was due to a $62,173 increase in interest from short-term investments for the three months ended September 30, 2000 compared to the same period in 1999. The increase in short-term interest income resulted from an increase in funds invested in such securities during the 2000 period due to the receipt of proceeds from the sale of Burns International, which were held in short-term securities until such proceeds were distributed in October 2000. The decline in operating expenses for the three months ended September 30, 2000 compared to the 1999 period included a decline in fees paid to the Independent General Partners ("IGPs"), resulting from the change from three to two IGPs beginning in the second quarter of 2000. The decline in operating expenses also included reductions in professional fees and mailing and printing expenses, reflecting the reduced activity of the Partnership as it proceeds with the liquidation of its remaining assets.

For the nine months ended September 30, 2000 and 1999 the Partnership had a net investment loss of $158,874 and $272,524, respectively. The $113,650 favorable change in net investment loss for the 2000 period compared to the same period in 1999 primarily was attributable to a $65,989 increase in investment income and a $47,661 decrease in operating expenses. The increase in investment income primarily was due to an increase in interest from short-term investments, reflecting an increase in funds invested in short-term securities during the 2000 period compared to the same period in 1999. As discussed above, proceeds received from the sale of portfolio investments are invested in short-term securities until distributions are made to partners. The decline in operating expenses includes an $14,500 decline in fees paid to the IGPs, as discussed above, and declines in professional fees, mailing and printing and other operating expenses. The decline in professional fees is due to lower legal and outside accounting fees, reflecting the decreased level of activity as the Partnership proceeds with the liquidation of its remaining investments. The decline in mailing and printing expenses reflects the costs incurred from additional limited partner notifications mailed during 1999 and the decline in other operating expenses primarily resulted from a one-time insurance expense of approximately $5,600 incurred during the 1999 period.

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for the three months ended September 30, 2000 and 1999 was $50,000 and the management fee for the nine months ended September 30, 2000 and 1999 was $150,000. The management fee will remain at the minimum annual fee of $200,000 for 2000 through the liquidation of the Partnership. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments -For the nine months ended September 30, 2000, the Partnership increased the fair value of its remaining portfolio investments by $555,567, due to the net upward revaluation of its publicly held securities during the period. Offsetting this increase was the transfer of $2,929,666 of unrealized gain to realized gain, relating to portfolio investments sold during the period, as discussed above. As a result, the Partnership has a $2,374,099 unfavorable change to net unrealized appreciation of investments for the nine month period ended September 30, 2000.

For the nine months ended September 30, 1999, the Partnership increased the fair value of its remaining portfolio investments by $4,420,313, due to the net upward revaluation of its publicly held securities during the period. Offsetting this increase was the transfer of $89,337 of net unrealized gain to realized gain, relating to portfolio investments sold or written off during the period, as discussed above. As a result, the Partnership had a $4,330,976 favorable change to the net unrealized appreciation of investments for the nine month period ended September 30, 1999.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 2000, the Partnership's net assets were $865,699 compared to $5,982,973 as of December 31, 1999. The reduced net assets reflects the $10,267,496 cash distribution paid to partners in October 2000 (and accrued as of September 30, 2000) exceeding the $5,150,222 net increase in net assets from operations for the nine months ended September 30, 2000. The net increase in net assets from operations for the period was comprised of the $7,524,321 net realized gain from operations partially offset by the $2,374,099 unfavorable change in unrealized appreciation of investments for the nine month period ended September 30, 2000.

As of September 30, 1999, the Partnership's net assets were $15,826,458, an increase of $188,256 from net assets of $15,638,202 as of December 31, 1998. This increase was comprised of the $4,568,985 increase in net assets from operations exceeding the $4,380,729 cash distribution to partners accrued during the nine month period ended September 30, 1999 and paid in October 1999. The increase in net assets from operations was comprised of the $4,330,976 increase in unrealized appreciation of investments and the $238,009 net realized gain from operations for the nine-month period ended September 30, 1999.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if such net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of September 30, 2000 and December 31, 1999 was $6 and $43, respectively.

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

The Partnership's portfolio investments had an aggregate fair value of $362,586 as of September 30, 2000. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $36,259.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of September 30, 2000 is considered to be immaterial.

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

                    (3)   (f)  Amendment  No. 2 dated July 27, 1990 to Amended
                               and Restated Agreement of Limited Partnership of the Partnership. (2)

                    (3)   (g)  Amendment  No. 3 dated March 25, 1991 to Amended
                               and Restated Agreement of Limited Partnership of the Partnership. (3)

                    (3)   (h)  Amendment  No. 4 dated May 23, 1991 to Amended
                               and Restated Agreement of Limited Partnership of the Partnership. (6)

                    (10)  (a)  Management  Agreement  dated as of May 23,  1991 among the Partnership, Management Company and the Managing General Partner. (6)

                    (10)  (b)  Sub-Management  Agreement  dated as of May 23,
                               1991 among the Partnership,Management Company, the Managing General Partner and the Sub-Manager.
                               (8)

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



              ML VENTURE PARTNERS II, L.P.


By:           MLVPII Co., L.P.
              its Managing General Partner


By:           Merrill Lynch Venture Capital Inc.
              its General Partner


By:           /s/     Kevin K. Albert
              ------------------------------------------------
              Kevin K. Albert
              President
              (Principal Executive Officer)


By:           /s/     James V. Bruno
              ------------------------------------------------
              James V. Bruno
              Vice President and Treasurer
              (Principal Financial and Accounting Officer)


By:           /s/     Diane T. Herte
              ------------------------------------------------
              Diane T. Herte
              Vice President



Date:         November 14, 2000