Form 10-K
period 2000-12-31
ML VENTURE PARTNERS II LP
filed 2001-03-30
CIK 789538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -----------------

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, 119,636 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.





                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated February 10, 1987, as supplemented by a supplement thereto dated April 21, 1987, are incorporated by reference in Part I and Part II hereof.

                                     PART I

Item 1.       Business.
              --------

Formation

ML Venture Partners II, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on February 4, 1986. The General Partners of the Partnership consist of three individuals (the "Individual General Partners") and MLVPII Co., L.P. (the "Managing General Partner"), a New York limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). DLJ Capital Management Corporation (the "Sub-Manager"), an affiliate of Credit Suisse First Boston
(USA), Inc., is the sub-manager pursuant to a sub-management agreement among the Partnership, the Managing General Partner, the Management Company and the Sub-Manager.

The Partnership operates as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation from its portfolio of venture capital investments. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

Through Merrill Lynch, the Partnership publicly offered 120,000 units of limited partnership interest (the "Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-3220), which was declared effective on February 10, 1987. The Partnership held its initial and final closings on March 31, 1987 and June 10, 1987, respectively. A total of 120,000 Units were accepted at such closings and the additional limited partners (the "Limited Partners") were admitted to the Partnership.

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

The Venture Capital Investments

The Partnership has fully invested the net proceeds received from the offering of Units and will not make investments in any new portfolio companies. The Partnership made no new or follow-on investments during the years ended December 31, 2000 and 1999.

As of December 31, 2000, the Partnership's only remaining portfolio investment, Raytel Medical Corporation had a cost of $241,639 and a fair value of $40,625. During the year ended December 31, 2000, the Partnership liquidated certain portfolio investments, realizing a net return of $10,360,859 and a net gain of $7,638,492. Portfolio investments sold and written-off during 2000 are listed below:

Portfolio Liquidations for the

Year Ended December 31, 2000 (a):
                                                           Shares                              Realized
Investment                                                  Sold              Cost            Gain (Loss)           Return
------------------------------------------------------------------------------------------------------------------------------

ReGen Biologics, Inc. (Sanderling)                             135,200    $     114,764      $      (52,410)   $         62,354
Stereotaxis, Inc. (Sanderling)                                 156,306           62,900              35,613              98,513
Burns International Services Corporation                       500,000        2,500,000           7,619,992          10,119,992
Brightware, Inc. - write-off                                       n/a           44,703             (44,703)                  0
Research Applications, Inc.                                        n/a                -              80,000              80,000
                                                                           ------------       -------------    ----------------
Total                                                                     $   2,722,367      $    7,638,492    $     10,360,859
                                                                          =============      ==============    ================

(a) See Schedule of Portfolio Investments included in the December 31, 2000 audited financial statements for cumulative results of liquidations of these investments.

As of December 31, 2000, the Partnership had invested $116,532,996 in its portfolio of venture capital investments. From its inception through December 31, 2000, the Partnership had liquidated investments with an aggregate cost basis of $116,291,357. These liquidated investments returned $241,234,244 to the Partnership, resulting in a net realized gain of $124,942,887. Additionally, the Partnership earned interest and dividend income from its venture capital investments totaling $4,258,728 from inception to December 31, 2000.

Termination

In March 2001, the Partnership completed the liquidation of its portfolio investments with the sale of its holdings of Raytel Medical Corporation for $28,866, which resulted in a realized loss of $212,773. As a result, the Partnership terminated its operations and made its final cash distribution to partners on March 29, 2001.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on pages 30 and 31 of the Prospectus is incorporated herein by reference. An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of holders of Units as of March 15, 2001 was 12,415. The Managing General Partner and the Individual General Partners of the Partnership also hold interests in the Partnership.

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

As of December 31, 2000, the Managing General Partner's estimate of the net asset value of the Partnership is $3 per Unit, including an assumed allocation of net unrealized depreciation of investments. The Managing General Partner's estimate of net asset value as set forth above reflects the fair value of the Partnership's underlying assets remaining at year-end, whereas the value provided by the independent valuation services reflects the estimated value of the Partnership Units themselves based on information that was available on the prior August 15th as stated above. The estimated value provided by the independent valuation services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant. Since the Partnership terminated and made its final cash distribution to Partners on March 29, 2001, the net asset value of the Partnership is zero.

Cash Distributions
Cash distributions paid or accrued during the three years ended December 31, 2000 and cumulative cash distributions paid to partners from inception of the Partnership through December 31, 2000 and through March 29, 2001 (date of termination) are listed below:

                                                      Managing          Individual                                    Per
                                                       General            General              Limited              $1,000
Distribution Date                                      Partner           Partners             Partners               Unit
------------------------------------              ---------------      -------------     -----------------       -------------

Inception to December 31, 1997                    $    24,133,864        $    6,100      $     183,000,000      $     1,525.00
January 26, 1999 (accrued as of 12/31/98)                 314,632               140              4,200,000               35.00
October 7, 1999                                           180,589               140              4,200,000               35.00
January 25, 2000 (accrued as of 12/31/99)               1,384,720               244              7,320,000               61.00
October 5, 2000                                         1,747,212               284              8,520,000               71.00
                                                  ---------------        ----------      -----------------      --------------

Cumulative totals as of December 31, 2000              27,761,017             6,908            207,240,000            1,727.00

March 29, 2001                                            132,595                 7                201,600                1.68
                                                  ---------------        ----------      -----------------      --------------
Cumulative totals as of March 29, 2001
  (Date of termination)                           $    27,893,612        $    6,915      $     207,441,600      $     1,728.68
                                                  ===============        ==========      =================      ==============

Item 6.       Selected Financial Data.
              -----------------------
($ In Thousands, Except For Per Unit Information)
                                                                           Years Ended December 31,
                                                           2000           1999            1998           1997           1996
                                                       -----------     -----------    -----------    -----------    -----------
Net realized gain (loss) from investments              $     7,638     $     6,026    $    (2,166)   $    15,606    $    46,879

Net change in unrealized appreciation
   of investments                                           (2,651)         (2,322)           765         (5,873)       (25,245)

Net increase (decrease) in net assets
   resulting from operations                                 4,738           3,430         (1,554)         9,786         20,947

Cash distributions - paid or accrued                        10,267          13,086          4,515         30,002         59,366

Cumulative cash distributions - paid or accrued            235,008         224,741        211,655        207,140        177,138

Total assets                                                   716          14,946         20,359         21,919         42,268

Net unrealized appreciation (depreciation)
   of investments                                             (201)          2,450          4,773          4,008          9,880

Per unit of limited partnership interest:
Net realized gain (loss) from investments                 $     50         $    40       $    (14)       $   103       $    309

Net increase (decrease) in net assets
   resulting from operations                                    31              22            (10)            64            137

Cash distributions - paid or accrued                            71              96             35            225            410

Cumulative cash distributions - paid or accrued              1,727           1,656          1,560          1,525          1,300

Net unrealized appreciation (depreciation) of
   investments                                                  (1)             16             32             26             65

Net asset value                                                  3              43            117            162            323


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------------------------------------------------


Liquidity and Capital Resources

The Partnership invests its cash balances in short-term investments with maturities of less than one year and in an interest-bearing cash account. As of December 31, 2000, the Partnership held $675,009 in an interest-bearing cash account and had no short-term investments. For the years ended December 31, 2000, 1999 and 1998, the Partnership earned interest from such investments totaling $181,090, $202,271 and $280,896, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses will be obtained from these existing cash reserves and from interest, other investment income and proceeds from the sale of the Partnership's remaining portfolio investments.

During the year ended December 31, 2000, the Partnership liquidated certain portfolio investments, realizing a net return of $10,360,859, resulting in a net realized gain of $7,638,492. The Partnership's only remaining portfolio investment as of December 31, 2000 was Raytel Medical Corporation. In March 2001, the Partnership completed the liquidation of its portfolio investments with the sale of its Raytel holdings for $28,866, which resulted in a realized loss of $212,773.

On October 5, 2000, the Partnership made a cash distribution to partners totaling $10,267,496. Limited partners of record on September 30, 2000 received $8,520,000, or $71 per Unit, the Individual General Partners received $284 and the Managing General Partner received $1,747,212. In addition, the Partnership made its final cash distribution to partners totaling $334,202, on March 29, 2001. Limited Partners received $201,600 or $1.68 per Unit, the Individual General Partners received $7 and the Managing General Partner received $132,595.

Results of Operations

For the year ended December 31, 2000, the Partnership had a net realized gain from operations of $7,389,031. For the years ended December 31, 1999 and 1998, the Partnership had a net realized gain from operations of a $5,752,709 and a net realized loss from operations of $2,319,244, respectively. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss (interest, dividend and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 2000, the Partnership had a $7,638,492 net realized gain from its portfolio investments. During 2000, the Partnership sold its 500,000 common shares of Burns International Services Corporation for net proceeds totaling $10,119,992 compared to a cost of $2,500,000, for a realized gain of $7,619,992. Also, during 2000, the Partnership received $80,000 from Research Applications, Inc., a portfolio investment that had been previously written off, resulting in a realized gain for the entire amount. Additionally, the Partnership sold its investments in Stereotaxis, Inc. and ReGen Biologics, Inc. in a private transaction for $160,867, resulting in a net realized loss of $16,797. Finally, the Partnership wrote-off its investment in Brightware, Inc. on December 31, 2000, which resulted in a realized loss of $44,703.

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

Investment Income and Expenses - For the years ended December 31, 2000, 1999 and 1998 the Partnership had a net investment loss of $249,461, $272,881 and $152,888, respectively.

The favorable change in net investment loss for 2000 compared to 1999 resulted from a decrease in operating expenses of $44,982, partially offset by a decrease in investment income of $21,562. The decline in investment income primarily was due to a $21,181 decrease in interest income from short-term investments resulting from a decrease in funds available for investment in such securities during 2000 compared to 1999. The reduction in operating expenses for 2000 compared to 1999, includes a $25,500 decline in fees paid to the Independent General Partners ("IGPs"), resulting from the change from three to two IGPs beginning in the second quarter of 2000. The reduction in operating expenses also reflects declines in professional fees, mailing and printing and other operating expenses. The decline in professional fees is due to lower legal and outside accounting fees, reflecting the decreased level of activity as the Partnership proceeds with the liquidation of its remaining investments. The decline in mailing and printing expenses is due to costs incurred from additional limited partner notifications mailed during 1999 and the decline in other operating expenses primarily resulted from a one-time insurance costs incurred during 1999.

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

The Management Company is responsible for the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at an annual rate of 2.5% of the gross capital contributions to the Partnership, reduced by selling commissions, organizational and offering expenses paid by the Partnership, return of capital and realized capital losses, with a minimum annual fee of $200,000. Such fee is determined and payable quarterly. The management fee for each of the years ended December 31, 2000, 1999 and 1998, reflected the $200,000 minimum fee. The management fee and other operating expenses are paid with funds provided from operations and from existing cash reserves. Funds provided from operations for the periods presented were obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Portfolio Investments - During the year ended December 31, 2000, the Partnership increased the fair value of its portfolio of investments on a net basis by $533,692. Additionally during 2000, $3,185,049 was transferred from unrealized gain to realized gain relating to portfolio investments sold during 2000, as discussed above. As a result, unrealized appreciation of investments was reduced by $2,651,357 for 2000.

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

For the year ended December 31, 2000, the Partnership had a $4,737,674 increase in net assets resulting from operations, comprised of the $7,389,031 net realized gain from operations offset by the $2,651,357 decrease in unrealized appreciation of investments for the 2000. As of December 31, 2000, the Partnership's net assets were $453,151, reflecting a decrease of $5,529,822 from net assets of $5,982,973 as of December 31, 1999. This decrease is the result of the $10,267,496 cash distribution paid to partners during 2000 exceeding the $4,737,674 increase in net assets from operations for 2000.

For the year ended December 31, 1999, the Partnership had a $3,430,464 increase in net assets resulting from operations, comprised of the $5,752,709 net realized gain from operations offset by the $2,322,245 decrease in unrealized appreciation of investments for 1999. As of December 31, 1999, the Partnership's net assets were $5,982,973 reflecting a decrease of $9,655,229 from net assets of $15,638,202 as of December 31, 1998. This decrease is the result of the $13,085,693 of cash distributions paid or accrued to partners during 1999 exceeding the $3,430,464 increase in net assets from operations for 1999.

For the year ended December 31, 1998, the Partnership had a $1,554,219 net decrease in net assets resulting from operations, comprised of the $2,319,244 net realized loss from operations partially offset by the $765,025 increase in unrealized appreciation of investments for the year. As of December 31, 1998, the Partnership's net assets were $15,638,202, reflecting a decrease of $6,068,991 from net assets of $21,707,193 as of December 31, 1997. This decrease is the result of the $4,514,772 cash distribution to partners, which was accrued as of December 31, 1998 and the $1,554,219 decrease in net assets from operations for 1998.

Gains and losses from investments are allocated to partners' capital accounts when realized, in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation of investments has been included as if the net unrealized appreciation had been realized and allocated to the limited partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $1,000 Unit as of December 31, 2000, 1999 and 1998, was $3, $43 and $117,
respectively. Cumulative cash distributions paid to limited partners from inception to December 31, 2000, 1999, and 1998 totaled $1,727, $1,656, and $1,560 per Unit, respectively.

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

The Partnership's remaining portfolio investment had an aggregate fair value of $40,625 as of December 31, 2000. An assumed 10% decline from such fair value, including an assumed 10% decline of the per share market price of the security, would result in a reduction to the fair value of such investment and an unrealized loss of $4,063. As noted above, the Partnership sold its portfolio investment in Raytel Medical Corporation in March 2001 for $28,866, realizing a loss of $212,773.

The Partnership had no short-term investments as of December 31, 2000 and the market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 2000 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                     ML VENTURE PARTNERS II, L.P.
                               INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 2000 and 1999

Schedule of Portfolio Investments as of December 31, 2000

Schedule of Portfolio Investments as of December 31, 1999

Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1999 and 2000

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Venture Partners II, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners II, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 2000 and 1999 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners II, L.P. as of December 31, 2000 and 1999, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2, the financial statements include securities valued at $40,625 and $5,414,349 as of December 31, 2000 and 1999, respectively, representing 9% and 90% of net assets, respectively, whose values have been estimated by the Sub-Manager under the supervision of the Individual General
Partners   and  the  Managing   General   Partner  in  the  absence  of  readily
ascertainable market values. We have reviewed the procedures used by the Sub-Manager in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.





Deloitte & Touche LLP

New York, New York
February 28, 2001
(March 29, 2001 as to Note 9)

ML VENTURE PARTNERS II, L.P.
BALANCE SHEETS
As of December 31,



                                                                                                2000                 1999
                                                                                          ----------------     ----------------
ASSETS

Portfolio investments, at fair value (cost $241,639 as of
   December 31, 2000 and $2,964,006 as of December 31, 1999)                              $         40,625     $      5,414,349
Short-term investments, at amortized cost                                                                -            8,471,368
Cash and cash equivalents                                                                          675,009            1,059,973
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $        715,634     $     14,945,690
                                                                                          ================     ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      8,704,964
Accounts payable and accrued expenses                                                              100,483               91,518
Due to Management Company                                                                          162,000              166,235
                                                                                          ----------------     ----------------
   Total liabilities                                                                               262,483            8,962,717
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                  $        177,350              338,194
Individual General Partners                                                                             17                  107
Limited Partners (120,000 Units)                                                                   476,798            3,194,329
Unallocated net unrealized (depreciation) appreciation of investments                             (201,014)           2,450,343
                                                                                          ----------------     ----------------
   Total partners' capital                                                                         453,151            5,982,973
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $        715,634     $     14,945,690
                                                                                          ================     ================





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 2000


                                                                             Initial
                                                                           Investment
Company / Position                                                            Date                 Cost              Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation (A)
Pacemaker monitoring service and MRI centers
62,500 shares of Common Stock                                             Feb. 1990                  241,639             40,625
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0                  0
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments (B)                                                               $      241,639    $        40,625
                                                                                              ---------------------------------

Supplemental Information:  Liquidated Portfolio Investments (C)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
Allez, Inc.                                           1992            $     1,781,320       $   (1,781,320)     $             0
-------------------------------------------------------------------------------------------------------------------------------
Amdahl Corporation                                    1989                    729,742            1,837,787            2,567,529
Aqua Group, Inc.                                      1990                  2,000,000           (1,999,999)                   1
-------------------------------------------------------------------------------------------------------------------------------
BBN Advanced Computer Partners, L.P.                  1990                    868,428             (864,028)               4,400
-------------------------------------------------------------------------------------------------------------------------------
BBN Integrated Switch Partners, L.P.                  1990-1992             5,022,380           (4,822,797)             199,583
-------------------------------------------------------------------------------------------------------------------------------
Biocircuits Corporation                               1997-1998             2,653,751           (2,653,751)                   0
Borg-Warner Automotive, Inc.                          1994-1997             2,500,000           14,628,202           17,128,202
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc. (B)                                  2000                     44,703              (44,703)                   0
Burns International Services Corporation (B)          2000                  2,500,000            7,619,992           10,119,992
Business Depot, Ltd.                                  1994                  1,214,184            1,539,476            2,753,660
-------------------------------------------------------------------------------------------------------------------------------
CellPro, Incorporated                                 1994-1996             1,560,944           15,999,505           17,560,449
-------------------------------------------------------------------------------------------------------------------------------
Children's Discovery Centers of America, Inc.         1995                  2,000,259             (236,187)           1,764,072
Clarus Medical Systems, Inc.                          1997-1999             2,389,168           (2,389,168)                   0
Communications International, Inc.                    1992-1994             1,819,332           (1,819,331)                   1
Computer-Aided Design Group                           1990-1991             1,131,070           (1,131,069)                   1
Corporate Express, Inc.                               1994-1999             2,999,912           26,069,494           29,069,406
-------------------------------------------------------------------------------------------------------------------------------
Data Recording Systems, Inc.                          1988                  1,615,129           (1,499,999)             115,130
-------------------------------------------------------------------------------------------------------------------------------
Diatide, Inc.                                         1999                  2,986,023            4,706,165            7,692,188
Eckerd Corporation                                    1995                    857,004            2,019,272            2,876,276
-------------------------------------------------------------------------------------------------------------------------------
Elantec, Inc.                                         1993-1997             1,412,118            2,105,168            3,517,286
Everex Systems, Inc.                                  1991-1992               750,000              447,606            1,197,606
-------------------------------------------------------------------------------------------------------------------------------
Hoffman & Company, L.P.                               1993                     40,000              (40,000)                   0
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 2000


                                                      Liquidation                              Realized
Company                                               Date                       Cost          Gain (Loss)              Return
-------------------------------------------------------------------------------------------------------------------------------
Home Express, Inc.                                    1995             $    1,822,751     $     (1,822,751)     $             0
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Horizon Cellular Telephone Company, L.P.              1996-1999             3,678,926            2,091,744            5,770,670
-------------------------------------------------------------------------------------------------------------------------------
I.D.E Corporation                                     1996-1999             1,110,909           (1,110,909)                   0
IDEC Pharmaceuticals Corporation                      1994-1997             4,261,036            8,378,635           12,639,671
Inference Corporation                                 1995-1996               849,362            3,280,433            4,129,795
-------------------------------------------------------------------------------------------------------------------------------
In-Store Advertising, Inc.                            1992                  2,259,741           (2,259,741)                   0
InteLock Corporation                                  1992                  1,254,125           (1,251,274)               2,851
Komag, Incorporated                                   1991-1995             2,365,237            4,477,842            6,843,079
Ligand Pharmaceuticals Inc.                           1992-1996             1,414,435            4,227,245            5,641,680
-------------------------------------------------------------------------------------------------------------------------------
Magnesys                                              1989                  1,440,997           (1,412,049)              28,948
Meteor Message Corporation                            1990                  1,501,048           (1,501,047)                   1
-------------------------------------------------------------------------------------------------------------------------------
Micro Linear Corporation                              1994-1995             1,120,300            2,897,886            4,018,186
-------------------------------------------------------------------------------------------------------------------------------
Mobile Telecommunications
-------------------------------------------------------------------------------------------------------------------------------
   Technologies Corporation                           1995                  1,558,155            3,439,923            4,998,078
-------------------------------------------------------------------------------------------------------------------------------
Neocrin Company                                       1996-1999             4,203,938           (4,203,938)                   0
OccuSystems, Inc.                                     1994-1996             2,657,000            9,353,722           12,010,722
Ogle Resources, Inc.                                  1993-1999             1,974,286           (1,965,882)               8,404
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Pandora Industries, Inc.                              1990                  2,060,139           (2,060,138)                   1
-------------------------------------------------------------------------------------------------------------------------------
Photon Dynamics, Inc.                                 1999                  2,452,226            2,114,795            4,567,021
-------------------------------------------------------------------------------------------------------------------------------
Pyxis Corporation                                     1993                    634,598            7,169,424            7,804,022
Raytel Medical Corporation                            1996-1997             1,807,664            4,370,155            6,177,819
-------------------------------------------------------------------------------------------------------------------------------
R-Byte Inc.                                           1992-1994             1,991,098             (443,566)           1,547,532
Regeneron Pharmaceuticals, Inc.                       1991-1995             2,678,135           30,203,091           32,881,226
Research Applications, Inc. (B)                       1994-2000               100,000              (20,000)              80,000
Ringer Corporation                                    1991-1994             3,029,652           (2,208,012)             821,640
S & J Industries, Inc.                                1991-1992             1,600,150           (1,555,149)              45,001
Sanderling Biomedical, L.P. (B)                       1995-2000             2,000,000            1,058,315            3,058,315
-------------------------------------------------------------------------------------------------------------------------------
Saxpy Computer Corporation                            1988                  2,000,000           (2,000,000)                   0
-------------------------------------------------------------------------------------------------------------------------------
SDL, Inc.                                             1993-1996             4,757,265           10,502,531           15,259,796
SF2 Corporation                                       1991-1994             2,193,293           (1,856,570)             336,723
Shared Resource Exchange, Inc.                        1990-1994               999,999             (999,998)                   1


ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS, continued
As of December 31, 2000


                                                      Liquidation                              Realized
Company                                               Date                       Cost          Gain (Loss)              Return
-------------------------------------------------------------------------------------------------------------------------------
Special Situations, Inc.                              1988            $       215,000       $     (187,175)     $        27,825
Storage Technology Corporation                        1990                  2,174,000            1,466,802            3,640,802
-------------------------------------------------------------------------------------------------------------------------------
Target Vision, Inc.                                   1992-1995             1,500,000           (1,253,750)             246,250
-------------------------------------------------------------------------------------------------------------------------------
TCOM Systems, Inc.                                    1990-1992             4,715,384           (4,711,536)               3,848
-------------------------------------------------------------------------------------------------------------------------------
Telecom USA, Inc.                                     1989                  5,000,000            3,361,778            8,361,778
Touch Communications Incorporated                     1991                  1,119,693           (1,119,693)                   0
Viasoft, Inc.                                         1995-1996               915,348            2,801,429            3,716,777

Totals from Liquidated Portfolio Investments                          $   116,291,357       $  124,942,887     $    241,234,244
                                                                      ---------------------------------------------------------

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments               $   116,532,996       $  124,741,873     $    241,274,869
                                                                      =========================================================

(A)  Public company

(B) See Note 5 of Notes to Financial Statements for portfolio investments sold or written-off during 2000.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 2000.





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1999

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Burns International Services Corporation* (A)
Protective services
500,000 shares of Common Stock                                            Sept. 1988          $    2,500,000    $     4,325,000
-------------------------------------------------------------------------------------------------------------------------------
Brightware, Inc.
Client/server and internet software development tools
and services
200,057 shares of Common Stock                                            May 1995                    44,703            300,086
-------------------------------------------------------------------------------------------------------------------------------
Raytel Medical Corporation(A)
Pacemaker monitoring service and MRI centers
62,500 shares of Common Stock                                             Feb. 1990                  241,639            153,125
Options to purchase 27,969 shares of Common Stock
   at $1.42 per share, expiring on 10/31/01                                                                0             28,808
-------------------------------------------------------------------------------------------------------------------------------
ReGen Biologics, Inc.
Joint and spine regeneration products
72,800 shares of Common Stock                                             Apr. 1991                      364            263,900
62,400 shares of Preferred Stock                                                                     114,400            226,200
-------------------------------------------------------------------------------------------------------------------------------
Stereotaxis, Inc.
Drug delivery and brain surgery systems
21,632 shares of Common Stock                                             Apr. 1990                      216             16,224
134,674 shares of Preferred Stock                                                                     62,684            101,006
-------------------------------------------------------------------------------------------------------------------------------
Total Portfolio Investments (B)                                                               $    2,964,006    $     5,414,349
                                                                                              ---------------------------------

                                                                                                 Net
Supplemental Information:                                                   Cost            Realized Gain            Return
                                                                      ---------------------------------------------------------
Liquidated Portfolio Investments (C)                                  $   113,568,990       $117,304,395           $230,873,385
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments               $   116,532,996       $  119,754,738         $236,287,734
                                                                      =========================================================

(A)  Public company

(B) See Note 5 of Notes to Financial Statements for portfolio investments sold or written-off during 1999.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1999.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

                                                                               2000               1999               1998
                                                                         ---------------     ---------------    ---------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                  $       181,090     $       202,271   $        280,896
   Interest and other income from portfolio investments                              291                 672             13,069
                                                                         ---------------     ---------------   ----------------
   Total investment income                                                       181,381             202,943            293,965
                                                                         ---------------     ---------------   ----------------

   Expenses:
   Management fee                                                                200,000             200,000            200,000
   Professional fees                                                              90,975              92,921             78,590
   Mailing and printing                                                           70,116              80,953             77,897
   Independent General Partners' fees                                             66,000              91,500             82,500
   Custodial fees                                                                  2,863               2,222              2,198
   Other                                                                             888               8,228              5,668
                                                                         ---------------     ---------------   ----------------
   Total investment expenses                                                     430,842             475,824            446,853
                                                                         ---------------     ---------------   ----------------

NET INVESTMENT LOSS                                                             (249,461)           (272,881)          (152,888)

Net realized gain (loss) from portfolio investments                            7,638,492           6,025,590         (2,166,356)
                                                                         ---------------     ---------------   ----------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                       7,389,031           5,752,709         (2,319,244)

Change in unrealized appreciation of investments                              (2,651,357)         (2,322,245)           765,025
                                                                         ---------------     ---------------   ----------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                             $     4,737,674     $     3,430,464   $     (1,554,219)
                                                                         ===============     ===============   ================





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CASH FLOWS
Years Ended December 31,


                                                                               2000               1999                1998
                                                                         ---------------     ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net investment loss                                                      $      (249,461)    $      (272,881)  $       (152,888)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in accrued interest from short-term
   investments                                                                    46,538             (13,201)            (8,895)
Decrease (increase) in accrued interest receivable                                     -               1,291             (1,291)
Increase (decrease) in payables, net                                               4,730              51,599             (5,783)
                                                                         ---------------     ---------------   ----------------
Cash used for operating activities                                              (198,193)           (233,192)          (168,857)
                                                                         ---------------     ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net return (purchase) of short-term investments                                8,424,830          (3,969,713)        (1,500,007)
Net proceeds from the sale of portfolio investments                           10,360,859          13,734,704            174,204
                                                                         ---------------     ---------------   ----------------
Cash provided from (used for) investing activities                            18,785,689           9,764,991         (1,325,803)
                                                                         ---------------     ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Cash distributions paid to Partners                                          (18,972,460)         (8,895,501)                 -
                                                                         ---------------     ---------------   ----------------

(Decrease) increase in cash and cash equivalents                                (384,964)            636,298         (1,494,660)
Cash and cash equivalents at beginning of year                                 1,059,973             423,675          1,918,335
                                                                         ---------------     ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                               $       675,009     $     1,059,973   $        423,675
                                                                         ===============     ===============   ================





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
Years Ended December 31, 1998, 1999 and 2000

                                                                                              Unallocated
                                         Managing        Individual                         Net Unrealized
                                          General          General           Limited        Appreciation of
                                          Partner         Partners          Partners          Investments           Total
------------------------------------------------------------------------------------------------------------   ----------------
Balance as of December 31, 1997        $   1,416,952      $   543       $   16,282,135      $    4,007,563     $     21,707,193
Cash distributions                          (314,632)        (140)          (4,200,000)                  -           (4,514,772)
Net investment income (loss)                   1,059           (5)            (153,942)                  -             (152,888)
Net realized loss on investments            (450,602)         (57)          (1,715,697)                  -           (2,166,356)
Change in unrealized
   appreciation on investments                     -            -                    -             765,025              765,025
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1998              652,777          341           10,212,496(A)        4,772,588           15,638,202
Cash distributions                        (1,565,309)        (384)         (11,520,000)                  -          (13,085,693)
Net investment loss                           (2,597)          (9)            (270,275)                  -             (272,881)
Net realized gain on investments           1,253,323          159            4,772,108                   -            6,025,590
Change in unrealized
   appreciation on investments                     -            -                    -          (2,322,245)          (2,322,245)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 1999              338,194          107            3,194,329(A)        2,450,343            5,982,973
Cash distributions                        (1,747,212)        (284)          (8,520,000)                  -          (10,267,496)
Net investment loss                           (2,438)          (8)            (247,015)                  -             (249,461)
Net realized gain on investments           1,588,806          202            6,049,484                   -            7,638,492
Change in unrealized
   appreciation on investments                     -            -                    -          (2,651,357)          (2,651,357)
                                       -------------      -------       --------------      --------------     ----------------
Balance as of December 31, 2000        $     177,350      $    17       $      476,798(A)   $     (201,014)    $        453,151
                                       =============      =======       ==============      ==============     ================


(A) The net asset value per $1,000 unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized appreciation or depreciation of investments, was $3, $43, and $117 as of December 31, 2000, 1999, and 1998, respectively. Cumulative cash distributions paid or accrued to limited partners from inception to December 31, 2000, 1999, and 1998 totaled $1,727, $1,656, and $1,560 per Unit, respectively.





See notes to financial statements.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose

ML Venture Partners II, L.P. (the "Partnership") is a Delaware limited partnership formed on February 4, 1986. MLVPII Co., L.P., the managing general partner of the Partnership (the "Managing General Partner"), and four individuals (the "Individual General Partners") are the general partners of the Partnership. The general partner of MLVPII Co., L.P. is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. DLJ Capital Management Corporation (the "Sub-Manager"), an indirect subsidiary of Credit Suisse First Boston (USA), Inc., is the sub-manager of the Partnership, pursuant to a sub-management agreement among the Partnership, the Management Company, the Managing General Partner and the Sub-Manager.
The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. As a result of the sale of the Partnership's last portfolio investment in March 2001, the Partnership terminated its operations and made its final cash distribution to Partners on March 29, 2001. See Note 9 below.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of investments of $201,014 as of December 31, 2000, was recorded for financial statement purposes, but was not recognized for tax purposes. Additionally, syndication costs relating to the offering of limited partnership interests totaling $11.3 million were charged to partners' capital on the financial statements. These amounts have not been deducted or charged against partners' capital for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be a cash equivalent.

3.     Allocation of Partnership Profits and Losses

Pursuant to the Partnership Agreement, the Managing General Partner is allocated, on a cumulative basis over the life of the Partnership, 20% of the Partnership's aggregate investment income and net realized gains and losses from venture capital investments, provided such amount is positive. All other gains and losses of the Partnership are allocated among all partners (including the Managing General Partner) in proportion to each partners' respective capital contribution to the Partnership. From its inception to December 31, 2000 and March 29, 2001 (date of termination), the Partnership had net realized gains from its venture capital investments of $129.2 million and $129.0 million, respectively, including interest and other income from portfolio investments totaling $4.3 million.

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

Each of the Independent General Partners receives $20,000 annually in quarterly installments, $1,500 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,500 for each audit committee meeting attended ($500 if an audit committee meeting is held on the same day as a meeting of the Independent General Partners). The Independent General Partners agreed to waive fees for meetings held subsequent to December 31, 2000.

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

5.       Portfolio Investments

Portfolio investments liquidated during the years ended December 31, 2000 and 1999 are shown below:

                                                           Shares                              Realized
Investment                                                  Sold              Cost            Gain (Loss)           Return
------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000 (a):
ReGen Biologics, Inc. (Sanderling)                             135,200    $     114,764      $      (52,410)   $         62,354
Stereotaxis, Inc. (Sanderling)                                 156,306           62,900              35,613              98,513
Burns International Services Corporation                       500,000        2,500,000           7,619,992          10,119,992
Brightware, Inc. - write-off                                       n/a           44,703             (44,703)                  0
Research Applications, Inc.                                        n/a                -              80,000              80,000
                                                                           ------------       -------------    ----------------
Total                                                                     $   2,722,367      $    7,638,492    $     10,360,859
                                                                          =============      ==============    ================

Year Ended December 31, 1999:
Clarus Medical Systems, Inc. - write-off                           n/a    $   1,000,548      $   (1,000,548)   $              0
CoCensys, Inc. (Sanderling)                                   19,063 (b)        192,504            (173,433)             19,071
Corporate Express, Inc.                                         60,000           12,000             570,000             582,000
Diatide, Inc.                                                  809,704        2,986,023           4,706,165           7,692,188
Horizon Cellular Telephone
   Company, L.P. - liquidation                                     n/a                0             389,118             389,118
IDE Corporation - write-off                                        n/a          227,000            (227,000)                  0
MLMS Cancer Research, Inc. - liquidation                           n/a                0               1,567               1,567
Neocrin Company - write-off                                        n/a          363,378            (363,378)                  0
Ogle Resources, Inc.                                               n/a                0               8,304               8,304
Photon Dynamics, Inc.                                         428,879 (c)     2,452,226           2,114,795           4,567,021
                                                                          -------------      --------------    ----------------
Total                                                                     $   7,233,679      $    6,025,590    $     13,259,269
                                                                          =============      ==============    ================

(a) See Schedule of Portfolio Investments for cumulative results of liquidations of these investments.
(b) Adjusted for a 1-for-8 reverse stock split effective in April 1999.
(c) Includes 3,643 shares received in a non-cash exchange for the Partnership's warrant to purchase 6,062 shares.

6.       Cash Distributions

Cash distributions paid or accrued during the three years ended December 31, 2000 and cumulative cash distributions to partners from inception of the Partnership through December 31, 2000 and through March 29, 2001 (date of termination) listed below:

                                                       Managing          Individual                                      Per
                                                        General            General              Limited                $1,000
Distribution Date                                       Partner           Partners             Partners                  Unit
------------------------------------               ---------------      -------------     -----------------        --------------
Inception to December 31, 1997                     $    24,133,864        $   6,100       $     183,000,000        $     1,525.00
January 26, 1999 (accrued as of 12/31/98)                  314,632              140               4,200,000                 35.00
October 7, 1999                                            180,589              140               4,200,000                 35.00
January 25, 2000 (accrued as of 12/31/99)                1,384,720              244               7,320,000                 61.00
October 5, 2000                                          1,747,212              284               8,520,000                 71.00
                                                   ---------------        ---------       -----------------        --------------

Cumulative totals as of December 31, 2000               27,761,017            6,908             207,240,000              1,727.00

March 29, 2001                                             132,595                7                 201,600                  1.68
                                                   ---------------        ---------       -----------------        --------------
Cumulative totals as of March 29, 2001
  (Date of termination)                            $    27,893,612        $   6,915       $     207,441,600        $     1,728.68
                                                   ===============        =========       =================        ==============

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

7.     Classification of Portfolio Investments

The Partnership's investments in portfolio companies were categorized as follows, as of December 31, 2000 and December 31, 1999:

December 31, 2000:
                                                                                               % of
Type of Investments                                   Cost                 Fair Value       Net Assets*
-------------------                               ------------           ------------      ------------
Common Stock and Warrants                         $    241,639           $     40,625          8.97%
                                                  ============           ============          =====

Country/Geographic Region
Western U.S.                                      $    241,639           $     40,625          8.97%
                                                  ============           ============          =====

Industry
Medical Devices and Services                      $    241,639           $     40,625          8.97%
                                                  ============           ============          =====

December 31, 1999:

Type of Investments
Common Stock and Warrants                         $  2,786,922           $  5,087,143         85.03%
Preferred Stock                                        177,084                327,206          5.47%
                                                  ------------           ------------        -------
Total                                             $  2,964,006           $  5,414,349         90.50%
                                                  ============           ============         ======

Country/Geographic Region
Midwestern U.S.                                   $  2,562,900           $  4,442,230         74.25%
Western U.S.                                           401,106                972,119         16.25%
                                                  ------------           ------------         ------
Total                                             $  2,964,006           $  5,414,349         90.50%
                                                  ============           ============         ======

Industry
Business Services                                 $  2,500,000           $  4,325,000         72.29%
Biotechnology                                          177,664                607,330         10.15%
Medical Devices and Services                           241,639                181,933          3.04%
Computer Hardware/Software                              44,703                300,086          5.02%
                                                  ------------           ------------        -------
Total                                             $  2,964,006           $  5,414,349         90.50%
                                                  ============           ============         ======

* Percentage of net assets is based on fair value.

8.     Short-Term Investments

The Partnership had no short-term investments as of December 31, 2000. As of December 31, 1999, the Partnership had short-term investments in commercial paper as detailed below.

                                                           Maturity          Purchase          Amortized            Value at
Issuer                                          Yield        Date              Price             Cost               Maturity
-------------------------------------------------------------------------------------------------------------------------------

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
                                                                        ===============     ===============    ================

ML VENTURE PARTNERS II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

9.      Subsequent Events

In March 2001, the Partnership sold its holdings of Raytel Medical Corporation for $28,866, which resulted in a realized loss of $212,773 in 2001.

As a result of the sale of the Partnership's holdings of Raytel Medical Corporation, the Partnership terminated its operations by making its final cash distribution to partners totaling $334,202 on March 29, 2001. Limited Partners received $201,600, or $1.68 per Unit, the Individual General Partners received $7 and the Managing General Partner received $132,595.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
              ----------------------------------------------------------------

None
                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.
              --------------------------------------------------

The General Partners
The General Partners of the Partnership consist of the three Individual General Partners and the Managing General Partner. The four General Partners are responsible for the management and administration of the Partnership. As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the Individual General Partners are individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission (the "SEC") issued an order declaring that the Independent General Partners of the Partnership (the "Independent General Partners") are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership.

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

Individual General Partners
---------------------------
Jerome Jacobson (1)
4200 Massachusetts Avenue, N.W.
Washington, D.C. 20016
Age 79
Individual General Partner since 1987
Units of the Partnership beneficially owned as of March 15, 2001 - None (3) President of Economic Studies Inc., an economic consulting firm, since 1984.

William M. Kelly (1)
500 Fifth Ave, 50th Floor
New York, New York 10110
Age 57
Individual General Partner since 1991
Units of the Partnership beneficially owned as of March 15, 2001 - None (3)
         Managing Associate of Lingold Associates, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Director of First Eagle Fund of America since 1998, First Eagle International Fund from 1994 to present, First Eagle Sogen Funds from 1999 to present.

Kevin K. Albert (2)
4 World Financial Center - 26th Floor
New York, New York 10080
Age 48
Individual General Partner since 1990
Units of the Partnership beneficially owned as of March 15, 2001 - None (3)
         Director and President of the Management Company; Managing Director of Merrill Lynch Investment Banking Division ("MLIBK") since 1988.

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

The Management Company is a wholly-owned subsidiary of ML Leasing Equipment Corp., which is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at 4 World Financial Center - 26th Floor, New York, New York 10080.

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

The following table sets forth information concerning the directors of the Management Company and the executive officers of the Management Company involved with the Partnership. Information concerning Kevin K. Albert, Director and President of the Management Company, is set forth under "General Partners -

Individual General Partners". The address of Mr. Caruso, Ms. Herte and Mr. Bruno is 2 World Financial Center, New York, New York 10281.
James V. Caruso
Executive Vice President and Director
Age 49
Officer or Director since 1998
         Director of MLIBK, joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Diane T. Herte
Vice President and Director
Age 40
Officer or Director since 2000
        Director of Merrill Lynch Investment Managers ("MLIM") joined Merrill Lynch in 1984. Ms. Herte's responsibilities include the management of the Partnership Analysis and Finance Group with responsibilities including controllership, financial management, administrative and operational functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

James V. Bruno
Vice President and Treasurer
Age 34
Officer or Director since 1998
         Vice  President of MLIM,  joined  Merrill  Lynch in 1997.  Mr.  Bruno's
         responsibilities   include   controllership  and  financial  management
         functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

The Sub-Management Company
DLJ Capital Management Corporation (the "Sub-Manager"), a Delaware corporation, is an indirect wholly-owned subsidiary of Credit Suisse First Boston (USA), Inc. ("CSFB"), a holding company which through its subsidiaries engages in the following activities: investment banking, merchant banking, public finance, trading, distribution and research. The Sub-Manager maintains its principal office at 277 Park Avenue, New York, New York 10172. The Sub-Manager is a wholly-owned subsidiary of DLJ Capital Corporation ("DLJ Capital"). DLJ Capital, which was founded in 1969, has established institutional venture capital funds ("Sprout Funds") and several other smaller funds, with total committed capital of over $3.0 billion. Seven of such institutional funds, with capital exceeding $2.7 billion, are currently operating. As of December 31, 2000, DLJ Capital's most recent limited partnership is Sprout Capital IX, L.P., which was established in 2000 with an excess of 56 percent of its $1.44 billion capital provided by participants in earlier Sprout Funds. DLJ Capital's principal office is located at 277 Park Avenue, New York, New York 10172, and it maintains an additional office in Menlo Park, California. The following table sets forth information concerning the directors, principal executive officers and other officers of the Sub-Manager. Unless otherwise noted, the address of each such person is 277 Park Avenue, New York, New York 10172.

Richard E. Kroon
President, Chief Executive Officer and Director
Age 58
Officer or Director since 1977
         Chairman of Sprout Group, the venture capital affiliate of CSFB, since 1981.

Dr. Robert E. Curry (1)
Vice President
Age 54
Officer or Director since 1991
         President and Director of the Management Company from 1989 to 1991; Managing Director of MLIBK from 1990 to 1991; President of Merrill Lynch R&D Management Inc. ("ML R&D") from 1990 to 1991, Vice President of ML R&D from 1984 to 1990 and Director of ML R&D from 1987 to 1991; General Partner of Sprout Group since 1991.

Robert Finzi (1)
Vice President
Age 47
Officer or Director since 1991
         Vice President of the Management Company from 1985 to 1991; Associate with Menlo Ventures from 1983 to 1984; General Partner of Sprout Group since 1991.

Anthony F. Daddino
Senior Vice President and Director
Age 60
Officer  or Director since 1989 Chief Administrative Officer of CSFB.

(1) The address of these officers is 3000 Sand Hill Road, Menlo Park, California 94025.

The Managing General Partner
MLVPII Co., L.P. (the "Managing General Partner") is a limited partnership organized on February 4, 1986 under the laws of the State of New York. The Managing General Partner maintains its principal office at 4 World Financial Center - 26th Floor, New York, New York 10080. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations. The Managing General Partner is engaged in no other activities at the date hereof.

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

Item 11.      Executive Compensation.
              ----------------------

Compensation - Through December 31, 2000, the Partnership paid each of the Independent General Partners an annual fee of $20,000 in quarterly installments plus $1,500 for each meeting of the Individual General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by the Individual General Partner is required. The Partnership pays all actual out-of-pocket expenses incurred by the Independent General Partners relating to attendance at such meetings. Through December 31, 2000, the Independent General Partners received $1,500 for each meeting of the Audit Committee attended unless such committee meeting was held on the same day as a meeting of the Individual General Partners. In such case, the Independent General Partners received $500 for each meeting of the Audit Committee attended. For the year ended December 31, 2000, the aggregate fees paid by the Partnership to the Independent General Partners totaled $66,000. The Independent General Partners agreed to waive fees for meetings held subsequent to December 31, 2000.

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

For its fiscal year ended December 31, 2000, the Partnership had a net realized gain of $7,638,492 from the liquidation of certain portfolio investments. On a cumulative basis, from inception to December 31, 2000, the Partnership had $129,201,615 of net realized gains and investment income from its portfolio of venture capital investments. On October 5, 2000, the Partnership made a cash distribution to partners totaling $10,267,496. Limited partners of record on September 30, 2000 received $8,520,000, or $71 per Unit, the Individual General Partners received $284 and the Managing General Partner received $1,747,212.

Management Fee - Pursuant to the Management Agreement, the Partnership pays the Management Company a management fee at the annual rate of 2.5% of the gross capital contributions to the Partnership (net of selling commissions and organizational and offering expenses paid by the Partnership), reduced by capital distributed to the Partners and realized capital losses, with a minimum annual fee of $200,000. Such fee is payable quarterly based on the adjusted capital contributions, as described above, at the end of the preceding calendar quarter. As described previously, the Management Company has entered into a Sub-Management Agreement with DLJ, pursuant to which the Management Company compensates DLJ for management services provided to the Partnership. For the year ended December 31, 2000, management fees incurred by the Partnership to the Management Company aggregated $200,000.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

Reference  is  made  to  Item  10  "Individual   General  Partners"   concerning
information with respect to security ownership.

As of March 15, 2001, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mark Clein and Stephen Warner, limited partners of the Managing General Partner, own an aggregate of 134 Units of the Partnership and Merrill Lynch Pierce Fenner & Smith, Incorporated owns 230 Units. The Individual General Partners and the directors and officers of the Management Company do not own any Units.

The Partnership is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. James V. Caruso, a Director and Executive Vice President of the Management Company and a Director of ML Investment Banking, joined Merrill Lynch in 1975. Diane T. Herte, Director and Vice President of the Management Company and a Director of MLIM, joined Merrill Lynch in 1984. James V. Bruno, a Vice President and Treasurer of the Management Company and a Vice President of MLIM, joined Merrill Lynch in 1997. Messrs. Albert, Caruso, and Bruno and Ms. Herte are involved with certain other entities affiliated with Merrill Lynch or its affiliates.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.
              ---------------------------------------------------------------

(a)           1.    Financial Statements

                     Balance Sheets as of December 31, 2000 and 1999

                     Schedule of Portfolio Investments as of December 31, 2000

                     Schedule of Portfolio Investments as of December 31, 1999

                     Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                     Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                    Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1999 and 2000

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.


         ML VENTURE PARTNERS II, L.P.


         /s/   Kevin K. Albert
         -------------------------------------------------
By:      Kevin K. Albert
         Individual General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.




By:      MLVPII Co., L.P.
         its Managing General Partner

By:      Merrill Lynch Venture Capital Inc.
         its General Partner



By:      /s/   Kevin K. Albert                   By:     /s/   Jerome Jacobson
         -----------------------------           -----------------------------
         Kevin K. Albert                         Jerome Jacobson
         President                               Individual General Partner
         (Principal Executive Officer)           ML Venture Partners II, L.P.


By:      /s/   James V. Bruno                    By:     /s/   William M. Kelly
         ------------------------------          ------------------------------
         James V. Bruno                          William M. Kelly
         Vice President and Treasurer            Individual General Partner
         (Principal Financial and                ML Venture Partners II, L.P.
         Accounting Officer)

By:      /s/ Diane T. Herte
         -----------------------------
         Diane T. Herte
         Vice President